Form 10-Q
period 2013-06-30
ICON ECI Fund Sixteen
filed 2013-08-09
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2013
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)

Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(212) 418-4700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of outstanding Class A and Class I shares of the registrant on August 6, 2013 is 1 and 0, respectively.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Cash	$1,001	$1,001

Total assets	$1,001	$1,001
Shareholders' Capital
Shareholders' capital:
Class A	$1,001	$1,001
Class I	-	-

Total shareholders' capital	$1,001	$1,001

See accompanying notes to balance sheets.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Balance Sheets

June 30, 2013

(unaudited)

(1)           Organization

ICON ECI Fund Sixteen (the “Fund”) was formed as a Delaware statutory trust on October 11, 2012. The Fund has been inactive since that date except for routine matters relating to its organization and the registration of its two classes of shares with the Securities and Exchange Commission (the “SEC”). The initial capitalization of the Fund was $1,001. The Fund will continue until December 31, 2027, unless terminated sooner. The Fund is offering to sell to the public any combination of two classes of shares, Class A shares and Class I shares (collectively, the “Shares”), on a “best efforts” basis with the intention of raising up to $250,000,000 of capital, of which $9,000,000 has been reserved for the Fund’s distribution reinvestment plan (the “DRIP”). The share classes have different fees and expenses. The Fund reserves the right to reallocate the offering amount between the primary offering and the DRIP. Upon raising a minimum of $1,200,000, shareholders will be admitted. As of June 30, 2013, the Fund had no operations.

The Fund is a newly organized direct financing fund that will primarily make investments that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”). The investments will be in companies that utilize Capital Assets to operate their businesses. These investments will primarily be structured as debt and debt-like financings such as loans, leases and other structured financing transactions that are collateralized by Capital Assets that ICON MT 16, LLC, a Delaware limited liability company and the managing owner of the Fund (the “Managing Owner”) believes will provide the Fund with a satisfactory, risk-adjusted rate of return. The Managing Owner will make investment decisions on behalf of and manage the business of the Fund.

The Fund’s investment objectives are to preserve investors’ capital, provide cash distributions and to provide a favorable total return. To meet its investment objectives, the Fund will use the net proceeds from the offering to originate or acquire a diverse pool of such investments, as well as other strategic investments collateralized by Capital Assets. ICON Capital, LLC, a Delaware limited liability company, is an affiliate of the Fund and will be the Fund’s investment manager (the “Investment Manager”). The Investment Manager will originate and service the Fund’s investments. Wilmington Trust, National Association (the “Trustee”) serves as the Fund’s sole trustee pursuant to the Amended and Restated Trust Agreement of the Fund effective as of July 1, 2013 (the “Trust Agreement”). The Trustee delegated to the Managing Owner all of the power and authority to manage the business and affairs of the Fund and has only nominal duties and liabilities to the Fund.

The Fund’s fiscal year ends on December 31.

(2)           Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheets of the Fund have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  In the opinion of the Managing Owner, all adjustments considered necessary for a fair presentation have been included.

Cash

The Fund’s cash is held at one financial institution and at times may exceed insured limits. The Fund periodically evaluates the creditworthiness of this institution and has not experienced any losses on such deposits.

Organization Costs

Organization costs include, among other things, the cost of organizing the Fund as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the organization of the Fund. All organization costs will be funded by the Investment Manager and its affiliates and there will be no liability for the organization costs to the Fund until the Fund has met the minimum offering requirement. The Fund will expense organization costs when incurred, if and when the Investment Manager and its affiliates submit such costs for reimbursement.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Balance Sheets

June 30, 2013

(unaudited)

Offering Costs

Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Fund’s registration statement in connection with the public offering of the Fund’s Shares. All offering costs will be funded by the Investment Manager and its affiliates and there will be no liability for the offering costs to the Fund until the Fund has met the minimum offering requirement. The Fund will capitalize offering costs when incurred and amortize them as a reduction of shareholders’ capital over the estimated offering period, generally two years from the effective date of the offering, and upon commencement of operations, if and when the Investment Manager and its affiliates submit such costs for reimbursement. The unamortized balance of these costs will be reflected in the balance sheet as deferred charges, net.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Fund to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates.

(3)           Capital Contribution

The Fund was originally capitalized on November 9, 2012 by a contribution of $1 by the Investment Manager and $1,000 contributed by ICON Investment Group, LLC (the “Initial Shareholder”). The Initial Shareholder will withdraw its capital contribution after the Fund receives the minimum offering amount and admits investors as shareholders.

On January 25, 2013, the Investment Manager transferred its interest in the Fund to the Managing Owner, a wholly-owned subsidiary of the Investment Manager, in exchange for $1.

(4)           Transactions with Related Parties

The Fund has entered into certain agreements with the Investment Manager and ICON Securities, LLC, the dealer-manager and a wholly-owned subsidiary of the Investment Manager (“ICON Securities”), whereby the Fund pays certain fees and reimbursements to these parties. The Fund will pay ICON Securities (i) a dealer-manager fee for the Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of the gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. The Fund will continue to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total underwriting compensation paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of those shares from the primary portion of the offering or (ii) the Fund entering its wind down period. The distribution fee will be paid monthly in arrears. No dealer-manager or distribution fees will be paid on any Shares sold pursuant to the DRIP.

In accordance with the terms of the Trust Agreement, the Fund will pay the Investment Manager 1% of the cash distributions paid by the Fund from its operations and sales, subject to increase based on the Fund’s investors achieving a preferred return. In addition, the Investment Manager and its affiliates will be reimbursed for organizational and offering expenses incurred in connection with the Fund’s organization and offering of Shares and administrative expenses incurred in connection with the Fund’s operations.

The Fund will reimburse the Investment Manager and its affiliates for the actual fees and expenses incurred in connection with the Fund’s organization and offering up to 1.44% of the gross offering proceeds assuming the Fund receives the maximum offering amount.

Administrative expense reimbursements are costs incurred by the Investment Manager or its affiliates that are necessary to the Fund’s operations. These costs include the Investment Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to the Fund. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in the Investment Manager.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Balance Sheets

June 30, 2013

(unaudited)

(5)           Subsequent Event

      On July 1, 2013, the Fund’s Registration Statement on Form S-1, as amended, was declared effective by the SEC.

.

Item 2. Managing Owner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position. This discussion should be read together with our unaudited balance sheet and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus, dated July 1, 2013 (the “Prospectus”), contained in our Registration Statement on Form S-1, as amended.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON ECI Fund Sixteen.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a newly organized direct financing fund that will primarily make investments in domestic and international businesses, which investments will be primarily structured as debt and debt-like financings (such as loans, leases and other structured financing transactions) in, or that are collateralized by, Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our Managing Owner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware statutory trust and will be treated as a partnership for federal income tax purposes.

We will seek to generate returns in three ways. We will seek to:

• generate current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases);
• generate deferred cash flow by realizing the value of certain Capital Assets that we lease at the maturity of the investment; and
• generate a combination of both current and deferred cash flow from other structured investments.

In the case of secured loans and other financing transactions, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we lend. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or is not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on our investment.

In the case of investments in leased Capital Assets that decline in value at a slow rate due to the long economic life of such Capital Assets, we expect that we will generate sufficient net proceeds at the end of the investment from the sale or re-lease of such Capital Assets. In the case of operating leases, we expect most, if not all, of the return of and the return on such investments to be realized upon the sale or re-lease of the Capital Assets. For leveraged leases, we expect the rental income we receive to be less than the purchase price of the Capital Assets because we will structure these transactions to utilize some or all of the lease rental payments to reduce the amount of non-recourse indebtedness used to acquire such assets.

In some cases with respect to the above investments, we may acquire equity interests or warrants or other rights to acquire equity interests in the borrower or lessee that may increase the expected return on our investment.

In addition, we will establish working capital reserves of approximately 0.5% of the gross offering proceeds.

.

Subsequent Event

       On July 1, 2013, our Registration Statement on Form S-1, as amended, was declared effective by the SEC.

Operations

        As of June 30, 2013, we had no operations. We will commence operations following receipt and acceptance of subscriptions for the minimum offering amount of $1,200,000 and the admission of subscribers as shareholders.

Liquidity and Capital Resources

As of June 30, 2013, we had $1,001 in cash. We will establish working capital reserves of approximately 0.5% of the gross offering proceeds.

Upon raising the minimum offering amount of $1,200,000 and as additional Shares are sold, we will experience a relative increase in liquidity as cash is received and then, a relative decrease in liquidity as cash is expended to make investments.

However, unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital reserves may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. Our Managing Owner does not intend to fund any cash flow deficit of ours or, except as may be described in the Prospectus, provide other financial assistance to us.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

None.

Off-Balance Sheet Transactions

None.

.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes to the disclosures related to this item since the filing of the Prospectus.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2013, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

In designing and evaluating our Managing Owner’s disclosure controls and procedures, our Managing Owner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our Managing Owner’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Prospectus.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2012, we were capitalized with (i) the Investment Manager’s capital contribution of $1.00 in exchange for an interest in our cash flow and 0.001 Class A share and (ii) the issuance to the Initial Shareholder of one Class A share for the purchase price of $1,000. The Class A shares were purchased for investment and for the purpose of organizing us. We issued the Class A shares in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On January 25, 2013, the Investment Manager transferred its interest in us to the Managing Owner in exchange for $1.00.

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on July 1, 2013 (SEC File No. 333-185144).  Our offering period commenced on July 1, 2013 and will end no later than July 1, 2015, unless extended by our Managing Owner.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

.

Item 6. Exhibits

3.1	Certificate of Trust of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on November 26, 2012 (File No. 333-185144)).

4.1	Form of Amended and Restated Trust Agreement of Registrant (Incorporated by reference to Exhibit A to Registrant’s Prospectus filed with the SEC on July 2, 2013 (File No. 333-185144)).

10.1

Form of Investment Management Agreement, by and between ICON ECI Fund Sixteen and ICON Capital, LLC (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 1, 2013 (File No. 333-185144)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON ECI Fund Sixteen

(Registrant)

By: ICON MT 16, LLC

      (Managing Owner of the Registrant)

August 9, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)