Form 10-Q
period 2013-09-30
ICON ECI Fund Sixteen
filed 2013-11-13
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended		September 30, 2013
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:		333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)

Delaware		80-0860084
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York		10016
(Address of principal executive offices)		(Zip Code)
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

Yes ☑ No ☐

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
Yes ☐ No ☑
Number of outstanding Class A and Class I shares of the registrant on November 12, 2013 is 1,164 and 65, respectively.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Cash	$1,001	$1,001

Total assets	$1,001	$1,001
Shareholders' Capital
Shareholders' capital:
Class A	$1,001	$1,001
Class I	-	-

Total shareholders' capital	$1,001	$1,001

See accompanying notes to balance sheets.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Balance Sheets

September 30, 2013

(unaudited)

(1)       Organization

ICON ECI Fund Sixteen (the “Fund”) was formed as a Delaware statutory trust on October 11, 2012. The Fund has been inactive since that date except for routine matters relating to its organization and the registration of its two classes of shares with the Securities and Exchange Commission (the “SEC”). The initial capitalization of the Fund was $1,001. The Fund will continue until December 31, 2027, unless terminated sooner. The Fund is offering to sell to the public any combination of two classes of shares, Class A shares and Class I shares (collectively, the “Shares”), on a “best efforts” basis with the intention of raising up to $250,000,000 of capital, of which $9,000,000 has been reserved for the Fund’s distribution reinvestment plan (the “DRIP”). The share classes have different fees and expenses. The Fund reserves the right to reallocate the offering amount between the primary offering and the DRIP. As of September 30, 2013, the Fund had not raised the minimum offering amount and had no operations. As of November 12, 2013 (the “Initial Closing Date”), the Fund raised a minimum of $1,200,000 from the sale of its Shares, upon the occurrence of which, shareholders were admitted and the Fund commenced operations.

The Fund is a newly organized direct financing fund that will primarily make investments in or that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”). The investments will be in companies that utilize Capital Assets to operate their businesses. These investments will primarily be structured as debt and debt-like financings such as loans, leases and other structured financing transactions in or that are collateralized by Capital Assets that ICON MT 16, LLC, a Delaware limited liability company and the managing owner of the Fund (the “Managing Owner”), believes will provide the Fund with a satisfactory, risk-adjusted rate of return. The Managing Owner will make investment decisions on behalf of and manage the business of the Fund.

The Fund’s investment objectives are to preserve investors’ capital, provide cash distributions and to provide a favorable total return. To meet its investment objectives, the Fund will use the net proceeds from the offering to originate or acquire a diverse pool of investments described above, as well as other strategic investments collateralized by Capital Assets. ICON Capital, LLC, a Delaware limited liability company, is an affiliate of the Fund and will be the Fund’s investment manager (the “Investment Manager”). The Investment Manager will originate and service the Fund’s investments. Wilmington Trust, National Association (the “Trustee”) serves as the Fund’s sole trustee pursuant to the Amended and Restated Trust Agreement of the Fund effective as of July 1, 2013 (the “Trust Agreement”). The Trustee delegated to the Managing Owner all of the power and authority to manage the business and affairs of the Fund and has only nominal duties and liabilities to the Fund.

The Fund’s fiscal year ends on December 31.

(2)       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheets of the Fund have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  In the opinion of the Managing Owner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

Cash

The Fund’s cash is held at one financial institution and at times may exceed insured limits. The Fund periodically evaluates the creditworthiness of this institution and has not experienced any losses on such deposits.

Organization Costs

Organization costs include, among other things, the cost of organizing the Fund as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the organization of the Fund. All organization costs will be funded by the Investment Manager and its affiliates and there is no liability for the organization costs to the Fund until the Fund has met the minimum offering requirement, which was achieved on November 12, 2013. The Fund will expense organization costs when incurred, if and when the

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Balance Sheets

September 30, 2013

(unaudited)

Investment Manager and its affiliates submit such costs for reimbursement.

Offering Costs

Offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Fund’s registration statement in connection with the public offering of the Fund’s Shares. All offering costs will be funded by the Investment Manager and its affiliates and there is no liability for the offering costs to the Fund until the Fund has met the minimum offering requirement, which was achieved on November 12, 2013. The Fund will capitalize offering costs when incurred and amortize them as a reduction of shareholders’ capital over the estimated offering period, generally two years from the effective date of the offering, and upon commencement of operations, if and when the Investment Manager and its affiliates submit such costs for reimbursement. The unamortized balance of these costs will be reflected in the balance sheet as deferred charges, net.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Fund to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet. Actual results could differ from those estimates.

(3)       Capital Contribution

The Fund was originally capitalized on November 9, 2012 by a contribution of $1 by the Investment Manager and $1,000 contributed by ICON Investment Group, LLC (the “Initial Shareholder”). Subsequent to the Initial Closing Date, the Initial Shareholder will withdraw its capital contribution.

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

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Balance Sheets

September 30, 2013

(unaudited)

(5)           Subsequent Event

On the Initial Closing Date, the Fund raised a minimum of $1,200,000 from the sale of its Shares.  From the commencement of the offering on July 1, 2013 to November 12, 2013, the Fund sold 1,164 Class A shares to 20 Class A shareholders and 65 Class I shares to 1 Class I shareholder, representing an aggregate of $1,220,000 of capital contributions.  From July 1, 2013 to November 12, 2013, the Fund accrued sales commissions to third parties of $54,500 and dealer-manager fees to ICON Securities of $23,200.  In addition, organizational and offering expenses of $891,780 were accrued or paid for by the Investment Manager or its affiliates during such period.

Item 2. Managing Owner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position. This discussion should be read together with our unaudited balance sheets and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus, dated July 1, 2013 (the “Prospectus”), contained in our Registration Statement on Form S-1, as amended.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

In some cases with respect to the above investments, we may acquire equity interests or warrants or other rights to acquire equity interests in the borrower or lessee that may increase the expected return on our investments.

In addition, we will establish working capital reserves of approximately 0.5% of the gross offering proceeds.

Operations

        As of September 30, 2013, we had no operations. On the Initial Closing Date, shareholders were admitted and we commenced operations.

Subsequent Event

On the Initial Closing Date, shareholders were admitted and we commenced operations. Following the Initial Closing Date, the Initial Shareholder will withdraw its initial capital contribution of $1,000.  From the commencement of our offering on July 1, 2013 to November 12, 2013, we sold 1,164 Class A shares to 20 Class A shareholders and 65 Class I shares to 1 Class I shareholder, representing an aggregate of $1,220,000 of capital contributions.  From July 1, 2013 to November 12, 2013, we accrued sales commissions to third parties of $54,500 and dealer-manager fees to ICON Securities of $23,200.  In addition, organizational and offering expenses of $891,780 were accrued or paid for by the Investment Manager or its affiliates during such period.

Liquidity and Capital Resources

As of September 30, 2013, we had $1,001 in cash. We will establish working capital reserves of approximately 0.5% of the gross offering proceeds.

We will experience a relative increase in liquidity as cash is received from the sale of Shares and then a relative decrease in liquidity as cash is expended to make investments.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

None.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2013, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

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

Our Initial Closing Date was November 12, 2013, at which time shareholders were admitted and we commenced operations. Following the Initial Closing Date, the Initial Shareholder will withdraw its initial capital contribution of $1,000.  From the commencement of our offering on July 1, 2013 to November 12, 2013, we sold 1,164 Class A shares to 20 Class A shareholders and 65 Class I shares to 1 Class I shareholder, representing an aggregate of $1,220,000 of capital contributions.  From July 1, 2013 to November 12, 2013, we accrued sales commissions to third parties of $54,500 and dealer-manager fees to ICON Securities of $23,200.  Net proceeds to us after deducting the expenses described were $1,142,300.

From the commencement of our offering on July 1, 2013 to November 12, 2013, organizational and offering expenses of $891,780 were accrued or paid for by the Investment Manager or its affiliates.

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

November 12, 2013

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)