Form 10-K
period 2013-12-31
ICON ECI Fund Sixteen
filed 2014-03-28
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)
Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  No ☑

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

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
Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable.  There is no established market for the Class A and Class I shares of the registrant.

Number of outstanding Class A and Class I shares of the registrant on March 24, 2014 is 7,856 and 65, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning.  These forward-looking statements reflect our current beliefs and expectations with respect to future events.  They are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.  We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 1. Business

Our History

ICON ECI Fund Sixteen (the “Fund”) was formed on October 11, 2012 as a Delaware statutory trust. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the Fund. We will continue until December 31, 2027, unless terminated sooner. We have elected to be treated as a partnership for federal income tax purposes.

Our managing owner is ICON MT 16, LLC, a Delaware limited liability company (the “Managing Owner”), and our investment manager is ICON Capital, LLC, a Delaware limited liability company formerly known as ICON Capital Corp. (the “Investment Manager”).  Wilmington Trust, National Association (the “Trustee”) serves as our sole trustee pursuant to our Second Amended and Restated Trust Agreement (the “Trust Agreement”).  The Trustee delegated to our Managing Owner all of the power and authority to manage our business affairs, including, but not limited to, our investments in or that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”).  Pursuant to the terms of our investment management agreement, our Managing Owner has engaged our Investment Manager to, among other things, originate and service our investments.  Additionally, our Managing Owner has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our initial capitalization was $1,001. Our offering period commenced on July 1, 2013.  We are offering any combination of two classes of shares, Class A shares and Class I shares (collectively, the “Shares”), on a “best efforts” basis with the intention of raising up to $250,000,000 of capital, of which $9,000,000 has been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP”). Other than differing allocable fees and expenses, the Class A shares and Class I shares have identical rights and privileges, such as identical voting and distribution rights. We reserve the right to reallocate the offering amount between the primary offering and the DRIP.

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of December 31, 2013, we had not raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania.  From the commencement of our offering period on July 1, 2013 through December 31, 2013, we sold 2,016 Class A shares to 48 Class A shareholders and 65 Class I shares to one Class I shareholder, representing an aggregate of $2,070,894 of capital contributions.  Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. From July 1, 2013 through December 31, 2013, we incurred sales commissions to third parties of $147,450 and dealer-manager and distribution fees in the amount of $42,390 to ICON Securities, LLC, formerly known as ICON Securities Corp., the dealer-manager of our offering and an affiliate of our Investment Manager (“ICON Securities”). In addition, organization costs of $1,170 and offering expenses of $18,933 were incurred by us during such period and are included in our due to Investment Manager and affiliates on our balance sheets. Organization costs are expensed when incurred and offering expenses are recorded as a reduction of shareholders’ equity.

Our Business

We are a newly organized direct financing fund that primarily makes investments in domestic and international companies, which investments are primarily structured as debt and debt-like financings (such as loans, leases and other structured financing transactions) in, or that are collateralized by, Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our Managing Owner believes will provide us with a satisfactory, risk-adjusted rate of return. In addition, we intend to use the offering proceeds to pay fees and expenses and establish a cash reserve.

In the case of secured loans and other financing transactions, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we lend to borrowers. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or is not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on our investment.

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

In some cases with respect to the above investments, we may acquire equity interests, as well as warrants or other rights to acquire equity interests, in the borrower or lessee that may increase the expected return on our investments.

We divide the life of the Fund into three distinct phases:

(1)       Offering Period: We currently anticipate that the offering of our Shares will close no later than July 1, 2015.

(2)       Operating Period: After the close of the offering period, we expect to continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to shareholders. We anticipate that the operating period will extend until five years from the end of our offering period. However, we may, at our Managing Owner’s discretion, extend the operating period for up to an additional three years.

(3)       Wind Down Period: After the operating period, we will then sell our assets or let our investments mature in the ordinary course of business. Our goal is to complete the wind down period within two years after the end of the operating period, but it may take longer to do so.

At December 31, 2013 and 2012, we had total assets of $1,944,016 and $1,001, respectively. For the period from the Initial Closing Date through December 31, 2013, we had one investment that accounted for 100% of our total revenue of $6,262. Net loss attributable to us for the period from the Initial Closing Date through December 31, 2013 was $100,379.

At December 31, 2013, our portfolio, which we hold through a joint venture, consisted of the following investment:

Mining Equipment

•         Mining equipment that is subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”).

For a discussion of the significant transaction that we engaged in during the period from the Initial Closing Date through December 31, 2013, please refer to “Item 7. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and international businesses, loans secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Competition

The commercial leasing and finance industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can currently offer. There are numerous other potential entities, including entities organized and managed similarly to us, seeking to make investments in Capital Assets. Many of these potential competitors are larger and have greater financial resources than us.

We compete primarily on the basis of pricing, terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which may enhance returns. We believe our investment model may represent the best way for individual investors to participate in investing in Capital Assets. Nevertheless, to the extent that our competitors compete aggressively on any combination of the foregoing factors, we could fail to achieve our investment objectives.

Employees

We have no direct employees.  Our Managing Owner and our Investment Manager supervise and control our business affairs and originate and service our investments.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Investment Manager’s internet website at http://www.iconinvestments.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information contained on our Investment Manager’s website is not deemed part of this Annual Report on Form 10-K. Our reports are also available on the SEC’s website at http://www.sec.gov.

Financial Information Regarding Geographic Areas

Certain of our investments generate revenue in geographic areas outside of the United States. For additional information, see Note 8 to our financial statements.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our Managing Owner’s opinion, the outcome of such matters, if any, will not have a material impact on our financial position or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

As of March 24, 2014
	Class A	Class I
Number of shareholders	153	1
Number of Shares	7,856	65

We, at our Managing Owner’s discretion, make monthly distributions to each of our shareholders beginning the first month after each such shareholder was admitted through the end of our operating period, which we currently anticipate will be in July 2020.  For the period from the Initial Closing Date through December 31, 2013, we made distributions to our Managing Owner, Class A additional shareholders and the Class I additional shareholder of $158, $14,176 and $1,470, respectively. The terms of our revolving line of credit with California Bank & Trust (“CB&T”) could restrict us from making distributions to our shareholders if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financings and Borrowings – Revolving Line of Credit, Recourse.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to participate in the offering and sale of our Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our shareholders a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares at December 31, 2013 is deemed to be $1,000 and $930 per Class A share and Class I share, respectively. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Shares and consistent with FINRA Rule 2340(c), the value of our Shares is estimated to be the offering price of $1,000 and $930 per Class A share and Class I share, respectively (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.

Following the termination of the offering of our Shares, the estimated value of our Shares will be based on the estimated amount that a holder of a Class A share or Class I share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the shareholders upon liquidation.  To estimate the amount that our shareholders would receive upon such liquidation, we will calculate the sum of: (i) the greater of the net book value or the fair market value of our notes receivable, finance leases, and operating leases, as determined by the most recent third-party appraisals we have obtained for certain assets; (ii) the fair market value of our equipment held for sale or lease, and other assets, as determined by the most recent third-party appraisals we will obtain for certain assets or our Investment Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we will then subtract our total debt outstanding and allocate among the total number of Shares outstanding. Such amount shall be allocated among the shareholders of Class A shares and Class I shares ratably in proportion to their positive capital account balances as calculated pursuant to the Trust Agreement.

The foregoing valuation is an estimate only.  The appraisals that we obtain and the methodology utilized by our Investment Manager in estimating our per Class A share and Class I share values will be subject to various limitations and will be based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are externally managed will be applied to our estimated per Class A share and Class I share valuations, and no attempt will be made to value us as an enterprise.

As noted above, the foregoing valuation is performed solely for the ERISA and FINRA purposes described above and is based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets.

Except for independent third-party appraisals of certain assets, no independent valuation will be sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that shareholders could receive $1,000 and $930 per Class A share and Class I share, respectively, if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

•   as to the amount shareholders may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our shareholders may receive may be less than $1,000 and $930 per Class A share and Class I share, respectively, primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, dealer-manager fees, organizational and offering expenses, and acquisition fees;

•   that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•   that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Service (“IRS”) if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of the Shares.

The repurchase price we offer in our repurchase plan utilizes a different methodology than that which we use to determine the current value of our Shares for the ERISA and FINRA purposes described above and, therefore, the $1,000 and $930 per Class A share and Class I share, respectively, does not reflect the amount that a shareholder would currently receive under our repurchase plan.  In addition, there can be no assurance that a shareholder will be able to redeem its Shares under our repurchase plan.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Managing Owner's Discussion and Analysis of Financial Condition and Results of Operations

Our Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our financial statements and should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions.  Please refer to “Part I. Forward-Looking Statements” located elsewhere in this Annual Report on Form 10-K.

Overview

We are a newly organized direct financing fund that primarily makes investments in domestic and international businesses, which investments are primarily structured as debt and debt-like financings (such as loans, leases and other structured financing transactions) in, or that are collateralized by, Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our Managing Owner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware statutory trust and will be treated as a partnership for federal income tax purposes.

As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of December 31, 2013, we had not raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania.  Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to our Investment Manager. From the commencement of our offering on July 1, 2013 through December 31, 2013, we sold 2,016 Class A shares to 48 Class A shareholders and 65 Class I shares to one Class I shareholder, representing an aggregate of $2,070,894 of capital contributions.  From July 1, 2013 through December 31, 2013, we incurred sales commissions to third parties of $147,450 and dealer-manager and distribution fees to ICON Securities of $42,390.  In addition, organization costs of $1,170 and offering expenses of $18,933 were incurred by us during such period and are included in our due to Investment Manager and affiliates on our balance sheets.

After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our shareholders.  The investment in additional Capital Assets in this manner is called “reinvestment.”  We anticipate investing and reinvesting in Capital Assets from time to time for five years from the date we complete our offering.  This time frame is called the “operating period” and may be extended, at our Managing Owner’s discretion, for up to an additional three years.  After the operating period, we will then sell our assets or let our investments mature in the ordinary course of business, during a time frame called the “wind down period”.

We seek to generate returns in three ways. We seek to:

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

In some cases with respect to the above investments, we may acquire equity interests, as well as warrants or other rights to acquire equity interests in the borrower or lessee that may increase the expected return on our investments.

In addition, we have established a cash reserve of approximately 0.5% of the gross offering proceeds.

Current Business Environment

Recent trends indicate that domestic and global equipment financing volume is correlated to overall business investments in equipment, which are typically impacted by general economic conditions. As the economy slows or builds momentum, the demand for productive equipment generally slows or builds and equipment financing volume generally decreases or increases, depending on a number of factors. These factors include the availability of liquidity to provide equipment financing and/or provide it on terms satisfactory to borrowers, lessees, and other counterparties, as well as the desire to upgrade equipment and/or expand operations during times of growth, but also in times of recession in order to, among other things, seize the opportunity to obtain competitive advantage over distressed competitors and/or increase business as the economy recovers.

Our Investment Manager believes the U.S. economy is likely to continue its gradual recovery with the pace of economic growth increasing through 2014 due to factors such as the rate of employment expansion, and greater certainty with respect to U.S. tax and budget policies.

Significant Transaction

We engaged in the following transaction from the Initial Closing Date through December 31, 2013:

Mining Equipment

On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased mining equipment for $15,107,000. The equipment is subject to a 24-month lease with Murray, which expires on September 30, 2015. On December 1, 2013, we contributed capital of $933,678 to the joint venture, inclusive of acquisition fees, resulting in a reallocation of the percentage of ownership interests in the joint venture to 6.6% by us, 67.0% by Fund Eleven and 26.4% by Fund Twelve. On February 1, 2014, we contributed additional capital of $1,725,517 to the joint venture, inclusive of acquisition fees, resulting in a further reallocation of the percentage ownership interests in the joint venture to 19.8% by us, 67.0% by Fund Eleven and 13.2% by Fund Twelve.

The following table includes additional information on the significant transaction that we engaged in from the Initial Closing Date through December 31, 2013:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration Date	Collateral/ Priority	Net Carrying Value (2)	Credit Loss Reserve	Current Status
Murray Energy Corporation (1)	Lease	$933,678	N/A	9/30/2015	Ownership of mining equipment	$897,996	None	Performing

(1) Our investment in this portfolio company is through a joint venture.

(2) Net carrying value of our investment in joint venture is calculated as follows: initial investment at cost plus/less our share of the income/loss of the joint venture and less dividends received for the period.

Subsequent Events

On March 4, 2014, a joint venture owned 10% by us, 60% by Fund Twelve, 15% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 15% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager, purchased mining equipment, which was simultaneously leased to Blackhawk Mining, LLC for 48 months. The aggregate purchase price for the equipment was funded by approximately $17,860,000 in cash and $7,500,000 of non-recourse long-term debt.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Certain critical accounting policies may not yet be applicable to us at this stage but are presented as we anticipate they will be applicable as we continue to invest in Capital Assets. Significant estimates primarily include the determination of credit loss reserves, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods, to the extent applicable, consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

•   Lease classification and revenue recognition;

•   Asset impairments;

•   Depreciation;

•   Notes receivable and revenue recognition; and

•   Credit quality of notes receivable and finance leases and credit loss reserve.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimate residual value is a critical component of and can directly influence the determination as to whether a lease is classified as an operating or a finance lease.

Our Investment Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our balance sheets at the outstanding principal balance, plus costs incurred to originate loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our statement of operations.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers.  A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally notes receivable and finance leases, are limited in number, we are able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Investment Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing note receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the asset underlying the note when note repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a loan in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the loan.

Results of Operations for the Period from the Initial Closing Date through December 31, 2013 (the “2013 Period”)

Total revenue for the 2013 Period was $6,262, which was attributable to income generated from our investment in the joint venture with Fund Eleven and Fund Twelve.

Total expenses for the 2013 Period were $106,641, which were primarily comprised of administrative expense reimbursements to our Investment Manager and other general and administrative expenses. Administrative expense reimbursements are costs incurred by our Investment Manager or its affiliates that are necessary for our operations.

Net Loss Attributable to Fund Sixteen

As a result of the foregoing factors, net loss attributable to us for the 2013 Period was $100,379. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2013 Period was $61.73 and $47.34, respectively.

Liquidity and Capital Resources

Summary

At December 31, 2013, we had cash of $1,027,327. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of December 31, 2013, the cash reserve was $10,354. During our offering period, our main source of cash will be from financing activities and our main use of cash will be in investing activities.

We are offering our Shares on a “best efforts” basis with the current intention of raising up to $250,000,000.  As additional Shares are sold, we will experience a relative increase in liquidity as cash is received, and then a relative decrease in liquidity as cash is expended to make investments.

We will use the net proceeds of our offering to invest in Capital Assets located in North America, Europe and other developed markets, including those in Asia, South America and elsewhere.  We seek to acquire a portfolio of Capital Assets that is comprised of both transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of certain Capital Assets that we lease at the maturity of the investment, or (c) a combination of both current and deferred cash flow from other structured investments.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by operating and financing activities. Our Managing Owner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering on July 1, 2013 through December 31, 2013, we sold 2,016 Class A shares to 48 Class A shareholders and 65 Class I shares to one Class I shareholder, representing an aggregate of $2,070,894 of capital contributions.  From July 1, 2013 through December 31, 2013, we incurred sales commissions to third parties of $147,450 and dealer-manager and distribution fees to ICON Securities of $42,390.  In addition, organization costs of $1,170 and offering expenses of $18,933 were incurred by us during such period and are included in due to Investment Manager and affiliates on our balance sheets. Organization costs are expensed when incurred and offering expenses are recorded as a reduction of shareholders’ equity.

Operating Activities

Cash used in operating activities in the 2013 Period was $11 as we commenced operations on November 12, 2013.

Investing Activities

Cash used in investing activities in the 2013 Period of $891,734 was related to our investment in one joint venture.

Financing Activities

Cash provided by financing activities in the 2013 Period of $1,918,071 was primarily related to proceeds from the sale of our Shares, partially offset by sales commissions and dealer-manager fees paid.

Sources of Liquidity

We believe that cash generated from the sale of our Shares pursuant to our offering and other financing activities, as well as our expected results of operations, will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our shareholders, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements. In addition, our revolving line of credit, which expires on March 31, 2015, is available to fund our short-term liquidity needs or new investment opportunities. Our revolving line of credit is discussed in further detail in “Financings and Borrowings – Revolving Line of Credit, Recourse” below.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our lessees’ and borrowers’ businesses that are beyond our control.

Financings and Borrowings

Revolving Line of Credit, Recourse

On December 26, 2013, we entered into an agreement with CB&T for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest. The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2013, there were no obligations outstanding and we were in compliance with all covenants related to the Facility. We had $0 available under the Facility pursuant to the borrowing base.

Distributions

We, at our Managing Owner’s discretion, make monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission and expect to continue to make such distributions until the termination of our operating period.  During the 2013 Period, we made distributions to our Managing Owner, Class A additional shareholders and Class I shareholder of $158, $14,176 and $1,470, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at December 31, 2013.

Off-Balance Sheet Transactions

We reimburse our Investment Manager and its affiliates the organization and offering expenses they incurred in connection with our organization and offering pursuant to our Trust Agreement. As of December, 31, 2013, $1,411,797 was advanced by our Investment Manager and its affiliates for organization and offering costs incurred on our behalf of which only $29,821 has been charged to us by our Investment Manager and is included in due to Investment Manager and affiliates on our balance sheets.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases and we expect most of our notes receivable to contain fixed interest rates. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase or decrease significantly, leases already in place would generally not be affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders

ICON ECI Fund Sixteen

We have audited the accompanying balance sheets of ICON ECI Fund Sixteen (the “Fund”) as of December 31, 2013 and 2012, and the related statements of operations, changes in equity, and cash flows for the period from November 12, 2013 (Initial Closing Date) through December 31, 2013. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON ECI Fund Sixteen at December 31, 2013 and 2012, and the results of its operations and its cash flows for the period from November 12, 2013 (Initial Closing Date) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

March 27, 2014

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Cash	$1,027,327	$1,001
Investment in joint venture	897,996	-
Other assets	18,693	-
Total assets	$1,944,016	$1,001
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates	$105,564	$-
Accrued expenses and other liabilities	92,513	-
Total liabilities	198,077	-

Commitments and contingencies (Note 9)

Equity:
Shareholders' capital:
Class A	1,693,429	1,001
Class I	52,510	-
Total shareholders' capital	1,745,939	1,001
Total liabilities and equity	$1,944,016	$1,001

See accompanying notes to financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Statement of Operations

Period from November 12, 2013 (Initial Closing Date) through December 31, 2013

Revenue:
Income from investment in joint venture	$6,262
Total revenue	6,262

Expenses:
Management fees	1,468
Administrative expense reimbursements	79,912
General and administrative	23,625
Interest	466
Organization costs	1,170
Total expenses	106,641
Net loss	$(100,379)

Net loss attributable to Fund Sixteen allocable to:
Additional Class A and I shareholders	$(99,375)
Managing Owner	(1,004)
$(100,379)

Class A shares:
Net loss attributable to Fund Sixteen allocable to additional Class A shareholders	$(96,298)
Weighted average number of Class A shares outstanding	1,560
Net loss attributable to Fund Sixteen per weighted average additional Class A share	$(61.73)

Class I shares:
Net loss attributable to Fund Sixteen allocable to additional Class I shareholders	$(3,077)
Weighted average number of Class I shares outstanding	65
Net loss attributable to Fund Sixteen per weighted average additional Class I share	$(47.34)

See accompanying notes to financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Statement of Changes in Equity

	Class A						Class I		Total
	Managing Owner		Additional Shareholders		Total Class A		Additional Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, November 12, 2013	0.001	$1	1	$1,000	1	$1,001	-	$-	1	$1,001
Net loss	-	(1,004)	-	(96,298)	-	(97,302)	-	(3,077)	-	(100,379)
Proceeds from sale of shares	-	-	2,016	2,010,894	2,016	2,010,894	65	60,000	2,081	2,070,894
Sales and offering expenses	-	-	-	(205,830)	-	(205,830)	-	(2,943)	-	(208,773)
Distributions	-	(158)	-	(14,176)	-	(14,334)	-	(1,470)	-	(15,804)
Redemption of Class A share	-	-	(1)	(1,000)	(1)	(1,000)	-	-	(1)	(1,000)
Balance, December 31, 2013	0.001	$(1,161)	2,016	$1,694,590	2,016	$1,693,429	65	$52,510	2,081	$1,745,939

See accompanying notes to financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Statement of Cash Flows

Period from November 12, 2013 (Initial Closing Date) through December 31, 2013

Cash flows from operating activities:
Net loss	$(100,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investment in joint venture	(6,262)
Interest expense from amortization of debt financing costs	307
Other assets	(19,000)
Due to Investment Manager and affiliates, net	84,175
Accrued expenses and other liabilities	41,148
Net cash used in operating activities	(11)
Cash flows from investing activities:
Investment in joint venture	(933,678)
Distribution received from joint venture in excess of profit	41,944
Net cash used in investing activities	(891,734)
Cash flows from financing activities:
Sale of Class A and Class I shares	2,070,894
Sales commissions and dealer-manager fees	(136,119)
Redemption of Class A share	(1,000)
Distributions to shareholders	(15,704)
Net cash provided by financing activities	1,918,071
Net increase in cash	1,026,326
Cash, beginning of year	1,001
Cash, end of year	$1,027,327

See accompanying notes to financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Statement of Cash Flows

Period from November 12, 2013 (Initial Closing Date) through December 31, 2013

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses charged to equity	$18,933
Distribution fees payable to dealer-manager	$2,356
Distribution payable to Managing Owner	$100
Sales commissions due to third parties	$51,365

See accompanying notes to financial statements.

(1)   Organization

ICON ECI Fund Sixteen (the “Fund”) was formed as a Delaware statutory trust on October 11, 2012. When used in these notes to the financial statements, the terms “we,” “us,” “our” or similar terms refer to the Fund.  Our initial capitalization was $1,001. We will continue until December 31, 2027, unless terminated sooner.

We are a newly organized direct financing fund that primarily makes investments in or that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”). The investments are in companies that utilize Capital Assets to operate their businesses. These investments are primarily structured as debt and debt-like financings such as loans, leases and other structured financing transactions in or that are collateralized by Capital Assets that ICON MT 16, LLC, a Delaware limited liability company and our managing owner (the “Managing Owner”), believes will provide us with a satisfactory, risk-adjusted rate of return. Our Managing Owner makes investment decisions on our behalf and manages our business.

Our investment objectives are to preserve investors’ capital, provide distributions and provide a favorable total return. To meet our investment objectives, we will use the net proceeds from our offering to originate or acquire a diverse pool of investments described above, as well as other strategic investments collateralized by Capital Assets. ICON Capital, LLC, a Delaware limited liability company and our affiliate, is our investment manager (the “Investment Manager”). Our Investment Manager originates and services our investments. Wilmington Trust, National Association (the “Trustee”) serves as our sole trustee pursuant to our Second Amended and Restated Trust Agreement (the “Trust Agreement”). The Trustee delegated to the Managing Owner all of the power and authority to manage our business and affairs and has only nominal duties and liabilities to us.

Our offering period commenced on July 1, 2013. We are offering to sell to the public any combination of two classes of shares, Class A shares and Class I shares (collectively, the “Shares”), on a “best efforts” basis with the intention of raising up to $250,000,000 of capital, of which $9,000,000 has been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP”). Other than differing allocable fees and expenses, Class A shares and Class I shares have identical rights and privileges, such as identical voting and distribution rights. We reserve the right to reallocate the offering amount between the primary offering and the DRIP.

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of December 31, 2013, we had not raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. From the commencement of our offering period on July 1, 2013 through December 31, 2013, we sold 2,016 Class A shares to 48 Class A shareholders and 65 Class I shares to one Class I shareholder, representing an aggregate of $2,070,894 of capital contributions.  From July 1, 2013 through December 31, 2013, we incurred sales commissions to third parties of $147,450 and dealer-manager and distribution fees in the amount of $42,390 to ICON Securities, LLC, formerly known as ICON Securities Corp., the dealer-manager of our offering and an affiliate of our Investment Manager (“ICON Securities”). In addition, organization costs of $1,170 and offering expenses of $18,933 were incurred by us during such period and are included in due to Investment Manager and affiliates on our balance sheets. Organization costs are expensed when incurred and offering expenses are recorded as a reduction of shareholders’ equity.

(2)   Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). In the opinion of our Managing Owner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

We account for our noncontrolling interests in joint ventures where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses, and distributions. All of our investments in joint ventures are subject to our impairment review policy.

We report noncontrolling interests as a separate component of equity and net income attributable to the noncontrolling interest is included in net income. The attribution of net loss between controlling and noncontrolling interests is disclosed on the accompanying statement of operations.

Net loss attributable to us per weighted average additional Share outstanding is based upon the weighted average number of additional Shares outstanding during the year.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Our cash and cash equivalents are held principally at two financial institutions and at times may exceed insured limits.  We have placed these funds in high quality institutions in order to minimize risk relating to exceeding insured limits.

Organization Costs

Organization costs include, among other things, the cost of organizing us as a Delaware statutory trust, including the cost of legal services and other fees pertaining to our organization. All organization costs were funded by our Investment Manager and its affiliates and there was no liability for organization costs to us until we met the minimum offering requirement on November 12, 2013. Organization costs are expensed when incurred, subject to the terms of the Trust Agreement.

Offering Costs

Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the public offering of our Shares. All offering costs are funded by our Investment Manager and its affiliates and there was no liability for offering costs to us until we met the minimum offering requirement on November 12, 2013. Offering costs are charged directly to shareholders’ equity as offering proceeds are raised, subject to the terms of the Trust Agreement.

Upfront Sales Commissions and Sales Commission Trail

We pay upfront sales commissions on Class A shares sold in the offering of up to 5.0% of gross offering proceeds from the sale of such Class A shares. We also pay an annual sales commission trail of 0.75% of offering proceeds from the sale of our Class A shares (net of dealer-manager fees and upfront sales commissions), payable quarterly commencing on the 13th month following acceptance of subscription for such Class A shares. We will continue to pay the sales commission trail with respect to Class A shares until the earlier to occur of: i) total sales commissions and dealer-manager fees paid with respect to the Class A shares following the completion of the offering equal 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering, ii) such shares are repurchased or transferred or iii) our entry into our wind down period. The upfront sales commissions and the sales commission trail are charged directly to shareholders’ equity upon acceptance of subscription. As the sales commission trail is expected to be paid over a period of approximately 4 years, we record the sales commission trail at its present value upon acceptance of subscription with a corresponding commission payable included in accrued expenses and other liabilities on our balance sheets. Interest expense accreted with respect to the commission payable is allocated only to Class A shares.

Net Income (Loss) Per Share

Our capital structure consists of only common shares outstanding. As a result, net income (loss) per share, as presented, represents both basic and fully diluted for the period presented in the financial statements. We calculate net income (loss) per share using the two-class method to reflect the different classes of our Shares. Net income (loss) per Class A share and Class I share is calculated by dividing the net income (loss) attributable to additional Class A and I shareholders by the respective weighted-average number of shares issued and outstanding during the presented period.  The net loss allocation for the Class I shares excludes the interest expense of $159 related to sales commission trail during 2013 that is only applicable to the Class A shareholders.

Distribution Fee

We pay an annual distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering. We will continue to pay the distribution fee with respect to Class I shares until the earlier to occur of: i) total distribution fees paid with respect to the Class I shares following the completion of the offering equal 10% of gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or ii) our entry into our wind down period. The distribution fee is payable

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

December 31, 2013

monthly. As we estimate the distribution fee is to be paid over a period of approximately 7 years before we enter into our wind down period, we record the distribution fee at its present value upon acceptance of subscription with a corresponding distribution fee payable included in accrued expenses and other liabilities on our balance sheets. Interest expense accreted with respect to the distribution fee payable is allocated only to Class I shares.

Debt Financing Costs

        Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in other assets.

Leased Equipment at Cost

Investments in leased equipment are stated at cost less accumulated depreciation.  Leased equipment is depreciated on a straight-line basis over the lease term to the asset’s residual value.

Our Investment Manager has an investment committee that approves each new equipment lease and other financing transaction.  As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved.  The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates.  Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.  The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable base, which is the equipment cost less the estimated residual value at lease termination.  Depreciation expense is recorded on a straight-line basis over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset.  The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

December 31, 2013

Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component of and can directly influence the determination of whether a lease is classified as an operating or a finance lease.

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivables not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Notes Receivable

Notes receivable are reported in our balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. Unearned income, discounts and premiums are amortized to finance income in our statement of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our statement of operations.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio based metrics and credit loss reserve.  Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history.  If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured.  Material events would be specifically disclosed in the discussion of each financing receivable held.

Notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual loans are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual loans is not in doubt, interest income is recognized on a cash basis. Loans in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Investment Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing note receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the asset underlying the note when note repayment is collateral dependent. If it is determined that the impaired value of the non-performing note receivable is less than the net carrying value, we will

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

December 31, 2013

recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a loan in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the loan.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We pay acquisition fees to our Investment Manager of 2.5% of the purchase price of the investment made by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the long-lived asset over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our statement of operations. Costs related to leases or other financing transactions that are not consummated are expensed.

Income Taxes

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual shareholders rather than us.  We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest associated with income taxes are included in general and administrative expense on the statement of operations.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  We did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserve, impairment losses, estimated useful lives and residual values.  Actual results could differ from those estimates.

(3)   Investment in Joint Venture

On September 12, 2013, a joint venture, ICON Murray VI, LLC, owned by us, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased mining equipment for $15,107,000. The equipment is subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires on September 30, 2015. On December 1, 2013, we contributed capital of $933,678 to the joint venture, inclusive of acquisition fees, resulting in a reallocation of the percentage of ownership interests in the joint venture to 6.6% by us, 67.0% by Fund Eleven and 26.4% by Fund Twelve. On February 1, 2014, we contributed additional capital of $1,725,517 to the joint venture, inclusive of acquisition fees, resulting in a further reallocation of the percentage ownership interests in the joint venture to 19.8% by us, 67.0% by Fund Eleven and 13.2% by Fund Twelve.

The results of operations from ICON Murray VI, LLC for the year ended December 31, 2013 is summarized as follows:

Year Ended December 31, 2013
Revenue	$2,309,029
Net income	$403,432
Our share of net income	$6,262

(4)     Revolving Line of Credit, Recourse

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

December 31, 2013

On December 26, 2013, we entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest. The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2013, there were no obligations outstanding and we were in compliance with all covenants related to the Facility. We had $0 available under the Facility pursuant to the borrowing base.

(5)   Capital Contribution

We were originally capitalized on November 9, 2012 by a contribution of $1 by our Investment Manager and $1,000 by ICON Investment Group, LLC (the “Initial Shareholder”).  On January 25, 2013, the Investment Manager transferred its interest in the Fund to the Managing Owner, a wholly owned subsidiary of the Investment Manager, for $1. The Initial Shareholder’s capital contribution was returned to the Initial Shareholder following the Initial Closing Date.

(6)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and ICON Securities whereby we pay certain fees and reimbursements to these parties. We will pay ICON Securities (i) a dealer-manager fee for the Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We will continue to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee will be paid monthly in arrears. No dealer-manager or distribution fees will be paid on any Shares sold pursuant to the DRIP.

Our Managing Owner also has a 1% interest in our profits, losses, distributions and liquidation proceeds, subject to increase based on our investors achieving a preferred return. In addition, our Investment Manager and its affiliates will be reimbursed for organization and offering expenses incurred in connection with our organization and offering of Shares and administrative expenses incurred in connection with our operations. The reimbursement of organization and offering expenses will be capped at the lesser of 1.44% of the gross offering proceeds from the primary portion of our offering (assuming we receive the maximum primary offering amount of $241,000,000) and the actual costs and expenses incurred by our Investment Manager and its affiliates.

Administrative expense reimbursements are costs incurred by our Investment Manager or its affiliates that are necessary to our operations. These costs include our Investment Manager’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to us. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our Investment Manager.

Fees and other expenses incurred by us to our Investment Manager and affiliates were as follows:

Entity	Capacity	Description	Period from November 12, 2013 (Initial Closing Date) through December 31, 2013
ICON Capital, LLC	Investment Manager	Offering expense
		reimbursements (1)	$18,933
ICON Capital, LLC	Investment Manager	Organization cost
		reimbursements (2)	1,170
ICON Capital, LLC	Investment Manager	General and administrative
		reimbursements (2)	1,625
ICON Capital, LLC	Investment Manager	Management fees (2)	1,468
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (1)	40,034
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	79,912
ICON Securities, LLC	Dealer-manager	Distribution fee (1)	2,356
			$145,498
(1) Amount charged directly to shareholders' equity.
(2) Amount charged directly to operations.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

December 31, 2013

At December 31, 2013, we had a net payable of $105,564 due to the Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of approximately $80,000 and offering expenses of approximately $19,000.

From January 1, 2014 through March 24, 2014, we raised an additional $5,803,797 in capital contributions and incurred dealer-manager fees in the amount of $115,474.

(7)   Concentrations of Risk

In the normal course of business, we are exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a lessee, borrower or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to lessees, borrowers or other counterparties are dispersed across different industry segments within the United States and throughout the world.

 Market risk reflects the change in the value of debt instruments, derivatives and credit facilities due to changes in interest rate spreads or other market factors. We believe that the carrying value of our investments is reasonable, taking into consideration these risks, along with estimated collateral values, payment history and other relevant information.

At times, our cash may exceed insured limits. We have placed these funds in high quality institutions in order to minimize the risk of loss relating to exceeding insured limits.

As of December 31, 2013, we had one lessee through our joint venture investment that accounted for 100% of our total revenue.

As of December 31, 2013, we had one lessee through our joint venture investment that accounted for approximately 46.2% of total assets.

(8)   Geographic Information

From the Initial Closing Date through December 31, 2013, we invested in one joint venture of which the asset owned by the joint venture is located in and generated revenue in the United States.

(9)   Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Investment Manager believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our financial condition or results of operations taken as a whole.

We reimburse our Investment Manager and its affiliates the organization and offering expenses they incur in connection with our organization and offering pursuant to our Trust Agreement. As of December 31, 2013, $1,411,797 was advanced by our Investment Manager and its affiliates for organization and offering costs incurred on our behalf of which only $29,821 has been charged to us by our Investment Manager and is included in due to Investment Manager and affiliates on our balance sheets. Of the remaining $1,381,976 that we expect to reimburse our Investment Manager and its affiliates in the future as we continue to raise offering proceeds, $504,572 is expected to be charged to earnings and $877,404 is expected to be charged to shareholders’ equity.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

December 31, 2013

(10) Subsequent Event

On March 4, 2014, a joint venture owned 10% by us, 60% by Fund Twelve, 15% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 15% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager, purchased mining equipment, which was simultaneously leased to Blackhawk Mining, LLC for 48 months. The aggregate purchase price for the equipment was funded by approximately $17,860,000 in cash and $7,500,000 of non-recourse long-term debt.

(11) Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	Selected Quarterly Financial Data (unaudited)				Period from November 12, 2013 (Initial Closing Date) through December 31, 2013
	Quarters Ended in 2013
	March 31,	June 30,	September 30,	December 31,
Total revenue	$-	$-	$-	$6,262	$6,262

Net loss	$-	$-	$-	$(100,379)	$(100,379)

Class A shares:
Net loss attributable to Fund Sixteen allocable to
additional Class A shareholders	$-	$-	$-	$(96,298)	$(96,298)

Weighted average number of Class A shares outstanding	-	-	-	1,560	1,560

Net loss attributable to Fund Sixteen per weighted
average additional Class A share	$-	$-	$-	$(61.73)	$(61.73)

Class I shares:
Net loss attributable to Fund Sixteen allocable to
additional Class I shareholders	$-	$-	$-	$(3,077)	$(3,077)

Weighted average number of Class I shares outstanding	-	-	-	65	65

Net loss attributable to Fund Sixteen per
weighted average additional Class I share	$-	$-	$-	$(47.34)	$(47.34)

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

December 31, 2013

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

December 31, 2013

(12) Income Tax Reconciliation (unaudited)

At December 31, 2013, shareholders’ equity included in the financial statements totaled $1,745,939. Shareholders’ capital for federal income tax purposes at December 31, 2013 totaled $1,736,930.

The following table reconciles net loss attributable to us for financial statement reporting purposes to net loss attributable to us for federal income tax purposes for the period from the Initial Closing Date through December 31, 2013:

Period from November 12, 2013 (Initial Closing Date) through December 31, 2013

Net loss attributable to Fund Sixteen per financial statements	(100,379)
Organization and offering expenses	55,395
Tax loss from consolidated joint venture	(6,262)
Other	(181,282)
Net loss attributable to Fund Sixteen for federal income tax purposes	$(232,528)

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2013, as well as the financial statements for our Managing Owner, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Our Managing Owner’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

Changes in internal control over financial reporting

There were no changes in our Managing Owner’s internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Managing Owner and Corporate Governance

Our Managing Owner

Our Managing Owner was formed as a Delaware limited liability company on January 3, 2013 to act as our managing owner. Its principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700. The sole member of our Managing Owner is ICON Capital, LLC, our Investment Manager.

Name	Age	Title
Michael A. Reisner	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	41	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Nicholas A. Sinigaglia	44	Managing Director
Blake E. Estes	40	Managing Director and Counsel
Craig A. Jackson	55	Managing Director

Biographical information regarding the officers and directors of our Managing Owner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager, ICON Capital, LLC, a Delaware limited liability company (“ICON”), was formed in 1985. Our Investment Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

In addition to the primary services related to our making and disposing of investments, our Investment Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing Capital Assets that are off-lease; inspecting Capital Assets; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	41	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Nicholas A. Sinigaglia	44	Managing Director
Blake E. Estes	40	Managing Director and Counsel
Craig A. Jackson	55	Managing Director
Harry Giovani	39	Managing Director and Chief Credit Officer

Michael A. Reisner, Co-Chairman, Co-CEO, Co-President and Director, joined ICON in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-CEO, Co-President and Director, originally joined ICON in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Nicholas A. Sinigaglia, Managing Director, joined ICON in March 2008 as a Vice President of Accounting and Finance and was promoted to Managing Director in July 2011. Mr. Sinigaglia was previously the Chief Financial Officer of Smart Online, Inc. from February 2006 through March 2008 and the Vice President of Ray-X Medical Management Corp. from 1997 through 2005. Mr. Sinigaglia began his accounting career at Arthur Andersen LLP in 1991, where he was employed through 1997, rising to the level of Audit Manager. Mr. Sinigaglia received a B.S. from the University of Albany and is a certified public accountant.

Blake E. Estes, Managing Director and Counsel, joined ICON in January 2011. Prior to joining ICON, Mr. Estes was Associate General Counsel for JWM Partners, LLC, an SEC-registered manager of hedge funds and managed accounts that employed relative value arbitrage and macro trading strategies, where he was lead counsel for the front office trading and operations groups. Previously, Mr. Estes was an attorney with Sidley Austin LLP (2004 to 2006) and Cadwalader, Wickersham & Taft LLP (2000 to 2004) where his practice focused on structured credit products and credit and commodity derivatives.  Mr. Estes received a J.D. from Georgetown University Law Center where he was an Olin Fellow and a B.A. in Economics from the University of Texas at Austin.

Craig A. Jackson, Managing Director, joined ICON in 2006. Mr. Jackson was previously Vice President – Remarketing and Portfolio Management from February 2006 through March 2008. Previously, from October 2001 to February 2006, Mr. Jackson was President and founder of Remarketing Services, Inc., a transportation equipment remarketing company. Prior to 2001, Mr. Jackson served as Vice President of Remarketing and Vice President of Operations for Chancellor Fleet Corporation (an equipment leasing company).  Mr. Jackson received a B.A. from Wilkes University.

Harry Giovani, Managing Director and Chief Credit Officer, joined ICON in 2008. Most recently, from March 2007 to January 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Investment Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Financial and Accounting Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Investment Manager. Our Investment Manager’s address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our Investment Manager and affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Period from November 12, 2013 (Initial Closing Date) through December 31, 2013
Entity	Capacity	Description
ICON Capital, LLC	Investment Manager	Offering expense
		reimbursements (1)	$18,933
ICON Capital, LLC	Investment Manager	Organization cost
		reimbursements (2)	1,170
ICON Capital, LLC	Investment Manager	General and administrative
		reimbursements (2)	1,625
ICON Capital, LLC	Investment Manager	Management fees (2)	1,468
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (1)	40,034
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	79,912
ICON Securities, LLC	Dealer-manager	Distribution fee (1)	2,356
			$145,498

(1) Amount charged directly to shareholders' equity.
(2) Amount charged directly to operations.

Our Managing Owner has a 1% interest in our profits, losses, distributions and liquidation proceeds. We made distributions to our Managing Owner of $158 for the period from the Initial Closing Date through December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and the Managing Owner and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)   As of March 24, 2014, no directors or officers of our Managing Owner own any of our equity securities.

(c)   Neither we nor our Managing Owner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Note 6 to our financial statements for a discussion of our transactions with related parties.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our Managing Owner’s directors are independent. Under this definition, the board of directors of our Managing Owner has determined that our Managing Owner does not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2013, our auditors provided audit services relating to our Registration Statement on Form S-1, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  The following table presents the fees for audit services rendered by Ernst & Young LLP for the year ended December 31, 2013:

2013
Audit fees	$82,300
$82,300

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   1. Financial Statements

See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

2. Financial Statement Schedules

Schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits:

3.1    Certificate of Trust of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on November 26, 2012 (File No. 333-185144)).

4.1    Form of Amended and Restated Trust Agreement of Registrant (Incorporated by reference to Exhibit A to Registrant’s Prospectus filed with the SEC on July 2, 2013 (File No.333-185144)).

10.1  Form of Investment Management Agreement, by and between ICON ECI Fund Sixteen and ICON Capital, LLC (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 1, 2013 (File No. 333-185144)).

10.2  Commercial Loan Agreement, by and between California Bank & Trust and ICON ECI Fund Sixteen, dated as of December 26, 2013.

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

101.SCH* XBRL Taxonomy Extension Schema Document.

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*  XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*  XBRLTaxonomy Extension Presentation Linkbase Document.

_____________________________________________________________________________________________________________________

* XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON ECI Fund Sixteen

(Registrant)

By: ICON MT 16, LLC

      (Managing Owner of the Registrant)

March 27, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ICON ECI Fund Sixteen

(Registrant)

By: ICON MT 16, LLC

      (Managing Owner of the Registrant)

March 27, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)