Form 10-Q
period 2014-03-31
ICON ECI Fund Sixteen
filed 2014-05-14
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)
Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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

Yes ☑ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes o No ☑
Number of outstanding Class A and Class I shares of the registrant on May 8, 2014 is 9,250 and 199, respectively.

ICON ECI Fund Sixteen

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Cash	$1,927,369	$1,027,327
Investment in joint ventures	5,675,638	897,996
Other assets	15,043	18,693
Total assets	$7,618,050	$1,944,016
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates	$489,720	$105,564
Accrued expenses and other liabilities	249,863	92,513
Total liabilities	739,583	198,077

Commitments and contingencies (Note 6)

Equity:
Shareholders' capital:
Class A	6,830,838	1,693,429
Class I	47,629	52,510
Total shareholders' capital	6,878,467	1,745,939
Total liabilities and equity	$7,618,050	$1,944,016

See accompanying notes to financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Statement of Operations

(unaudited)

Three Months Ended
March 31, 2014
Revenue:
Income from investment in joint ventures	$65,231
Total revenue	65,231

Expenses:
Management fees	12,286
Administrative expense reimbursements	175,593
General and administrative	54,823
Interest	4,165
Organization costs	3,173
Total expenses	250,040
Net loss	$(184,809)

Net loss attributable to Fund Sixteen allocable to:
Additional Class A and I shareholders	$(182,961)
Managing Owner	(1,848)
$(184,809)

Additional Class A shares:
Net loss attributable to Fund Sixteen allocable to additional Class A shareholders	$(180,661)
Weighted average number of additional Class A shares outstanding	5,053
Net loss attributable to Fund Sixteen per weighted average additional Class A share	$(35.76)

Additional Class I shares:
Net loss attributable to Fund Sixteen allocable to additional Class I shareholders	$(2,300)
Weighted average number of additional Class I shares outstanding	65
Net loss attributable to Fund Sixteen per weighted average additional Class I share	$(35.65)

See accompanying notes to financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Statement of Changes in Equity

	Class A						Class I		Total
	Managing Owner		Additional Shareholders		Total Class A		Additional Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	0.001	$(1,161)	2,016	$1,694,590	2,016	$1,693,429	65	$52,510	2,081	$1,745,939
Net loss	-	(1,848)	-	(180,661)	-	(182,509)	-	(2,300)	-	(184,809)
Proceeds from sale of shares	-	-	6,005	5,968,452	6,005	5,968,452	-	-	6,005	5,968,452
Sales and offering expenses	-	-	-	(587,385)	-	(587,385)	-	(1,308)	-	(588,693)
Distributions	-	(625)	-	(60,524)	-	(61,149)	-	(1,273)	-	(62,422)
Balance, March 31, 2014 (unaudited)	0.001	$(3,634)	8,021	$6,834,472	8,021	$6,830,838	65	$47,629	8,086	$6,878,467

See accompanying notes to financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Statement of Cash Flows

(unaudited)

Three Months Ended
March 31, 2014
Cash flows from operating activities:
Net loss	$(184,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from investment in joint ventures	(65,231)
Interest expense from amortization of debt financing costs	3,650
Interest expense, other	515
Due to Investment Manager and affiliates, net	226,442
Accrued expenses and other liabilities	7,946
Distributions from joint ventures	45,614
Net cash provided by operating activities	34,127
Cash flows from investing activities:
Investment in joint ventures	(4,904,295)
Distributions received from joint ventures in excess of profit	247,794
Net cash used in investing activities	(4,656,501)
Cash flows from financing activities:
Sale of Class A and Class I shares	5,968,452
Sales commissions and dealer-manager fees	(383,902)
Distributions to shareholders	(62,134)
Net cash provided by financing activities	5,522,416
Net increase in cash	900,042
Cash, beginning of period	1,027,327
Cash, end of period	$1,927,369

See accompanying notes to financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Statement of Cash Flows
(unaudited)
Three Months Ended
March 31, 2014
Supplemental disclosure of non-cash investing and financing activities:
Offering expenses payable to Investment Manager charged to equity	$55,919
Sales commission trail payable to third parties	$148,889
Acquisition fee payable to Investment Manager	$101,524
Distribution payable to Managing Owner	$288

See accompanying notes to financial statements.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

March 31, 2014

(unaudited)

(1)   Organization

ICON ECI Fund Sixteen (the “Fund”) was formed as a Delaware statutory trust on October 11, 2012. When used in these notes to the financial statements, the terms “we,” “us,” “our” or similar terms refer to the Fund.  Our initial capitalization was $1,001.

We are a direct financing fund that primarily makes investments in or that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”). The investments are in companies that utilize Capital Assets to operate their businesses. These investments are primarily structured as debt and debt-like financings such as loans, leases and other structured financing transactions in or that are collateralized by Capital Assets that ICON MT 16, LLC, a Delaware limited liability company and our managing owner (the “Managing Owner”), believes will provide us with a satisfactory, risk-adjusted rate of return. Our Managing Owner makes investment decisions on our behalf and manages our business.

Our investment objectives are to preserve investors’ capital, provide distributions and provide a favorable total return. To meet our investment objectives, we will use the net proceeds from our offering to originate or acquire a diverse pool of investments described above, as well as other strategic investments collateralized by Capital Assets. ICON Capital, LLC, a Delaware limited liability company and our affiliate, is our investment manager (the “Investment Manager”). Our Investment Manager originates and services our investments. Wilmington Trust, National Association (the “Trustee”) serves as our sole trustee pursuant to our Third Amended and Restated Trust Agreement (the “Trust Agreement”). The Trustee delegated to the Managing Owner all of the power and authority to manage our business and affairs and has only nominal duties and liabilities to us.

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

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of March 31, 2014, we had not raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. From the commencement of our offering period on July 1, 2013 through March 31, 2014, we sold 8,021 Class A shares to 156 Class A shareholders and 65 Class I shares to one Class I shareholder, representing an aggregate of $8,039,346 of capital contributions.  From July 1, 2013 through March 31, 2014, we incurred sales commissions to third parties of $561,458 and dealer-manager and distribution fees in the amount of $161,157 to ICON Securities, LLC, formerly known as ICON Securities Corp., the dealer-manager of our offering and an affiliate of our Investment Manager (“ICON Securities”). In addition, organization costs of $4,343 and offering expenses of $74,852 were incurred by us during such period and are included in due to Investment Manager and affiliates on our balance sheets. Organization costs are expensed when incurred and offering expenses are recorded as a reduction of shareholders’ equity.

(2)   Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our Managing Owner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These financial statements should be read together with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The results for the interim period are not necessarily indicative of the results for the full year.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

March 31, 2014

(unaudited)

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

Financing receivables are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed in a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual financing receivables are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual financing receivables is not in doubt, interest income is recognized on a cash basis. Financing receivables in non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Investment Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

(3)   Investment in Joint Ventures

On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, we contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to our second capital contribution, the joint venture is owned 19.8% by us, 67.0% by Fund Eleven and 13.2% by Fund Twelve.

On March 4, 2014, a joint venture owned 10% by us, 60% by Fund Twelve, 15% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 15% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was approximately $1,796,000.

On March 28, 2014, a joint venture owned 12.5% by us, 60% by Fund Twelve and 27.5% by Fund Fifteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was approximately $1,485,000.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

March 31, 2014

(unaudited)

Information as to the results of operations of ICON Murray VI, LLC is summarized as follows:

Three Months Ended
March 31, 2014
Revenue	$1,906,537
Net income	$331,198
Our share of net income	$45,614

Information as to the results of operations of ICON Blackhawk, LLC is summarized as follows:

Three Months Ended
March 31, 2014
Revenue	$231,913
Net income	$177,977
Our share of net income	$17,985

(4)   Revolving Line of Credit, Recourse

On December 26, 2013, we entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At March 31, 2014, there were no obligations outstanding and we were in compliance with all covenants related to the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At March 31, 2014, we had $0 available under the Facility pursuant to the borrowing base.

(5)   Transactions with Related Parties

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

Our Managing Owner also has a 1% interest in our profits, losses, distributions and liquidation proceeds, subject to increase based on our investors achieving a preferred return. In addition, our Investment Manager and its affiliates will be reimbursed for organization and offering expenses incurred in connection with our organization and offering of Shares and administrative expenses incurred in connection with our operations. The reimbursement of organization and offering expenses will be capped at the lesser of 1.44% of the maximum primary offering amount of $241,000,000 and the actual costs and expenses incurred by our Investment Manager and its affiliates.

We pay our Investment Manager (i) a management fee of 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees of 2.50% of the total purchase price (including indebtedness incurred or assumed therewith) of, or the value of the Capital Assets secured by or subject to, each of our investments.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

March 31, 2014

(unaudited)

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

Fees and other expenses incurred by us to our Investment Manager and its affiliates were as follows:

			Three Months Ended
Entity	Capacity	Description	March 31, 2014
ICON Capital, LLC	Investment Manager	Offering expense
		reimbursements (1)	$55,919
ICON Capital, LLC	Investment Manager	Organization cost
		reimbursements (2)	3,173
ICON Capital, LLC	Investment Manager	General and administrative
		reimbursements (2)	34,393
ICON Capital, LLC	Investment Manager	Management fees (2)	12,286
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (1)	118,767
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	175,593
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	101,524
ICON MT 16, LLC	Managing Owner	Distribution payable (1)	288
			$501,943
(1) Amount charged directly to shareholders' equity.
(2) Amount charged directly to operations.
(3) Amount capitalized and amortized to operations.

At March 31, 2014, we had a net payable of $489,720 due to our Investment Manager and its affiliates that primarily consisted of administrative expense reimbursements of approximately $256,000, offering expenses of approximately $75,000, acquisition fees of approximately $102,000 and general and administrative expense reimbursements of approximately $36,000.  On December 31, 2013, we had a net payable of $105,564 due to our Investment Manager and its affiliates that primarily consisted of administrative expense reimbursements of approximately $80,000 and offering expenses of approximately $19,000.

From April 1, 2014 through May 8, 2014, we raised an additional $1,351,133 in capital contributions and incurred dealer-manager and distribution fees in the amount of $28,147.

(6)   Commitments and Contingencies

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

We reimburse our Investment Manager and its affiliates for the organization and offering expenses they incur in connection with our organization and offering pursuant to our Trust Agreement. As of March 31, 2014, $1,491,655 was advanced by our Investment Manager and its affiliates for organization and offering expenses incurred on our behalf of which only $115,266 has been charged to us by our Investment Manager and is included in due to Investment Manager and affiliates on our balance sheets. Of the remaining $1,376,389 that we expect to reimburse to our Investment Manager and its affiliates in the future as we continue to raise offering proceeds, $475,045 is expected to be charged to earnings and $901,344 is expected to be charged to shareholders’ equity.

Item 2. Managing Owner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements”.

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

Overview

We are a direct financing fund that primarily makes investments in domestic and international businesses, which investments are primarily structured as debt and debt-like financings (such as loans, leases and other structured financing transactions) in, or that are collateralized by, Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our Managing Owner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware statutory trust and will be treated as a partnership for federal income tax purposes.

As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of March 31, 2014, we had not raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania.  Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to ICON Investment Group, LLC (the “Initial Shareholder”). From the commencement of our offering on July 1, 2013 through March 31, 2014, we sold 8,021 Class A shares to 156 Class A shareholders and 65 Class I shares to one Class I shareholder, representing an aggregate of $8,039,346 of capital contributions.  From July 1, 2013 through March 31, 2014, we incurred sales commissions to third parties of $561,458 and dealer-manager and distribution fees to ICON Securities of $161,157.  In addition, organization costs of $4,343 and offering expenses of $74,852 were incurred by us during such period and are included in due to Investment Manager and affiliates on our balance sheets.

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

In addition, we have established a cash reserve of approximately 0.5% of the gross offering proceeds.  As of March 31, 2014, the cash reserve was $40,197.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2013:

Mining Equipment

On September 12, 2013, a joint venture owned by us, Fund Eleven and Fund Twelve purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray, which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, we contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to our second capital contribution, the joint venture is owned 19.8% by us, 67.0% by Fund Eleven and 13.2% by Fund Twelve.

On March 4, 2014, a joint venture owned 10% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 15% by Fund Fifteen purchased mining equipment from an affiliate of Blackhawk. Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was approximately $1,796,000.

Trucks and Trailers

On March 28, 2014, a joint venture owned 12.5% by us, 60% by Fund Twelve and 27.5% by Fund Fifteen purchased trucks, trailers and other equipment from subsidiaries of D&T for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was approximately $1,485,000.

The following table includes additional information on the significant transactions that we engaged in from the Initial Closing Date through March 31, 2014:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration Date	Collateral/ Priority	Net Carrying Value (2)	Credit Loss Reserve	Current Status
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	9/30/2015	Ownership of mining equipment	$2,375,719	None	Performing
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$1,813,582	None	Performing
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	$1,486,336	None	Performing

(1) Our investment in this portfolio company is through a joint venture.

(2) Net carrying value of our investment in joint ventures is calculated as follows: investment at cost plus/less our share of the net income/loss of the joint venture and less distributions received for the period.

Acquisition Fees

We incurred acquisition fees to our Investment Manager of $101,524 during the three months ended March 31, 2014.

Recent Accounting Pronouncements

We do not believe any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Results of Operations for the Three Months Ended March 31, 2014 (the “2014 Quarter”)

Total revenue for the 2014 Quarter was $65,231, which was attributable to income generated from our investment in three joint ventures with Fund Eleven, Fund Twelve, Fund Fourteen and Fund Fifteen.

Total expenses for the 2014 Quarter were $250,040, which were primarily comprised of administrative expense reimbursements due to our Investment Manager and other general and administrative expenses. Administrative expense reimbursements are costs incurred by our Investment Manager or its affiliates that are necessary for our operations.

Net Loss Attributable to Fund Sixteen

As a result of the foregoing factors, net loss attributable to us for the 2014 Quarter was $184,809. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2014 Quarter was $35.76 and $35.65, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2014 compared to December 31, 2013.

Total Assets

Total assets increased $5,674,034, from $1,944,016 at December 31, 2013 to $7,618,050 at March 31, 2014.  The increase was due to proceeds from the sale of our Shares, the majority of which were used to make investments during the 2014 Quarter.

Total Liabilities

Total liabilities increased $541,506, from $198,077 at December 31, 2013 to $739,583 at March 31, 2014.  The increase was primarily due to the sales commission trail we accrued on the sale of our Class A shares and offering expenses payable to our Investment Manager and its affiliates during the 2014 Quarter.

Equity

Equity increased $5,132,528, from $1,745,939 at December 31, 2013 to $6,878,467 at March 31, 2014.  The increase was primarily due to the sale of our Shares during the 2014 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2014 and December 31, 2013, we had cash of $1,927,369 and $1,027,327, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of March 31, 2014, the cash reserve was $40,197. During our offering period, our main source of cash will be from financing activities and our main use of cash will be in investing activities.

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

From the commencement of our offering on July 1, 2013 through March 31, 2014, we sold 8,021 Class A shares to 156 Class A shareholders and 65 Class I shares to one Class I shareholder, representing an aggregate of $8,039,346 of capital contributions.  From July 1, 2013 through March 31, 2014, we incurred sales commissions to third parties of $561,458 and dealer-manager and distribution fees to ICON Securities of $161,157.  In addition, organization costs of $4,343 and offering expenses of $74,852 were incurred by us during such period and are included in due to Investment Manager and affiliates on our balance sheets. Organization costs are expensed when incurred and offering expenses are recorded as a reduction of shareholders’ equity.

Cash Flows

Operating Activities

Cash provided by operating activities in the 2014 Quarter of $34,127, was primarily due to distributions received from one of our joint ventures, partially offset by general and administrative expenses paid during the 2014 Quarter.

Investing Activities

Cash used in investing activities in the 2014 Quarter of $4,656,501 was related to our investment in three joint ventures.

Financing Activities

Cash provided by financing activities in the 2014 Quarter of $5,522,416 was primarily related to proceeds from the sale of our Shares, partially offset by sales commissions and dealer-manager fees paid.

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

Financings and Borrowings

Revolving Line of Credit, Recourse

On December 26, 2013, we entered into the Facility, which is secured by all of our assets not subject to a first priority lien.  The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At March 31, 2014, there were no obligations outstanding and we were in compliance with all covenants related to the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, based on the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At March 31, 2014, we had $0 available under the Facility pursuant to the borrowing base.

Distributions

We, at our Managing Owner’s discretion, make monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission and expect to continue to make such distributions until the termination of our operating period.  During the 2014 Quarter, we made distributions to our Managing Owner, Class A additional shareholders and Class I shareholder of $625, $60,524, and $1,273, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at March 31, 2014.

Off-Balance Sheet Transactions

We reimburse our Investment Manager and its affiliates for the organization and offering expenses they incurred in connection with our organization and offering pursuant to our Trust Agreement. As of  March 31, 2014, $1,491,655 was advanced by our Investment Manager and its affiliates for organization and offering expenses incurred on our behalf of which only $115,266 has been charged to us by our Investment Manager and is included in due to Investment Manager and affiliates on our balance sheets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2014, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2012, we were capitalized with (i) our Investment Manager’s capital contribution of $1.00 in exchange for an interest in our cash flow and 0.001 Class A share and (ii) the issuance to the Initial Shareholder of one Class A share for a purchase price of $1,000. The Class A shares were purchased for investment and for the purpose of organizing us. We issued the Class A shares in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On January 25, 2013, our Investment Manager transferred its interest in us to our Managing Owner in exchange for $1.00.

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on July 1, 2013 (SEC File No. 333-185144).  Our offering period commenced on July 1, 2013 and will end no later than July 1, 2015, unless extended by our Managing Owner.

Our Initial Closing Date was November 12, 2013, at which time shareholders were admitted and we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Initial Shareholder.  As of March 31, 2014, we had not raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania.  From the commencement of our offering on July 1, 2013 through March 31, 2014, we received additional capital contributions of $8,039,346.  From July 1, 2013 through March 31, 2014, we incurred sales commissions to third parties of $561,458 and dealer-manager and distribution fees to ICON Securities of $161,157.  In addition, organization costs of $4,343 and offering expenses of $74,852 were incurred by us during such period and are included in due to Investment Manager and affiliates on our balance sheets.  Net amount to us after deducting the expenses described were $7,237,536 during this period.

From April 1, 2014 through May 8, 2014, we received additional capital contributions in the amount of $1,351,133.  For the period from April 1, 2014 through May 8, 2014, we incurred sales commissions to third parties of $90,092 and dealer-manager and distribution fees to ICON Securities of $28,147.

See the disclosure under “Recent Significant Transactions” in Item 2 of Part I for a discussion of the investments we have made with our net offering proceeds.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

3.1	Certificate of Trust of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed with the SEC on November 26, 2012 (File No. 333-185144)).

4.1

Form of Third Amended and Restated Trust Agreement of Registrant (Incorporated by reference to Exhibit A to Registrant’s Prospectus Supplement No. 4 filed with the SEC on April 2, 2014 (File No. 333-185144)).

10.1

Form of Investment Management Agreement, by and between ICON ECI Fund Sixteen and ICON Capital, LLC (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 1, 2013 (File No. 333-185144)).

10.2

Commercial Loan Agreement, by and between California Bank & Trust and ICON ECI Fund Sixteen, dated as of December 26, 2013 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 28, 2014).

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

May 13, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)