Form 10-Q
period 2014-06-30
ICON ECI Fund Sixteen
filed 2014-08-14
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)
Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes o No ☑
Number of outstanding Class A and Class I shares of the registrant on August 8, 2014 is 14,317 and 369, respectively.

ICON ECI Fund Sixteen

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Cash	$7,446,362	$1,027,327
Investment in joint ventures	5,225,748	897,996
Other assets	11,293	18,693
Total assets	$12,683,403	$1,944,016
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates	$730,098	$105,564
Accrued expenses and other liabilities	415,680	92,513
Total liabilities	1,145,778	198,077

Commitments and contingencies (Note 6)

Equity:
Shareholders' capital:
Class A	11,354,857	1,693,429
Class I	182,768	52,510
Total shareholders' capital	11,537,625	1,745,939
Total liabilities and equity	$12,683,403	$1,944,016

See accompanying notes to financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Statements of Operations

(unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenue:
Income from investment in joint ventures	$133,774	$199,005
Total revenue	133,774	199,005

Expenses:
Management fees	22,087	34,373
Administrative expense reimbursements	151,480	327,073
General and administrative	99,680	154,502
Interest	5,765	9,930
Organization costs	2,401	5,575
Total expenses	281,413	531,453
Net loss	$(147,639)	$(332,448)

Net loss attributable to Fund Sixteen allocable to:
Additional Class A and Class I shareholders	$(146,162)	$(329,123)
Managing Owner	(1,477)	(3,325)
	$(147,639)	$(332,448)

Additional Class A shares:
Net loss attributable to Fund Sixteen allocable to additional Class A shareholders	$(143,841)	$(324,502)
Weighted average number of additional Class A shares outstanding	10,645	7,864
Net loss attributable to Fund Sixteen per weighted average additional Class A share	$(13.51)	$(41.26)

Additional Class I shares:
Net loss attributable to Fund Sixteen allocable to additional Class I shareholders	$(2,321)	$(4,621)
Weighted average number of additional Class I shares outstanding	174	120
Net loss attributable to Fund Sixteen per weighted average additional Class I share	$(13.32)	$(38.62)

See accompanying notes to financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Statements of Changes in Equity

	Class A						Class I		Total
	Managing Owner		Additional Shareholders		Total Class A		Additional Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2013	0.001	$(1,161)	2,016	$1,694,590	2,016	$1,693,429	65	$52,510	2,081	$1,745,939
Net loss	-	(1,848)	-	(180,661)	-	(182,509)	-	(2,300)	-	(184,809)
Proceeds from sale of shares	-	-	6,005	5,968,452	6,005	5,968,452	-	-	6,005	5,968,452
Sales and offering expenses	-	-	-	(587,385)	-	(587,385)	-	(1,308)	-	(588,693)
Distributions	-	(625)	-	(60,524)	-	(61,149)	-	(1,273)	-	(62,422)
Balance, March 31, 2014	0.001	(3,634)	8,021	6,834,472	8,021	6,830,838	65	47,629	8,086	6,878,467
(unaudited)
Net loss	-	(1,477)	-	(143,841)	-	(145,318)	-	(2,321)	-	(147,639)
Proceeds from sale of shares	-	-	5,458	5,422,039	5,458	5,422,039	158	147,100	5,616	5,569,139
Sales and offering expenses	-	-	-	(541,813)	-	(541,813)	-	(6,237)	-	(548,050)
Distributions	-	(1,834)	-	(209,055)	-	(210,889)	-	(3,403)	-	(214,292)
Balance, June 30, 2014	0.001	$(6,945)	13,479	$11,361,802	13,479	$11,354,857	223	$182,768	13,702	$11,537,625
(unaudited)

See accompanying notes to financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Statement of Cash Flows

(unaudited)

Six Months Ended
June 30, 2014
Cash flows from operating activities:
Net loss	$(332,448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from investment in joint ventures	(199,005)
Interest expense from amortization of debt financing costs	7,400
Interest expense, other	2,529
Changes in operating assets and liabilities:
Due to Investment Manager and affiliates, net	409,662
Accrued expenses and other liabilities	31,234
Distributions from joint ventures	179,389
Net cash provided by operating activities	98,761
Cash flows from investing activities:
Investment in joint ventures	(4,904,295)
Distributions received from joint ventures in excess of profit	697,683
Net cash used in investing activities	(4,206,612)
Cash flows from financing activities:
Sale of Class A and Class I shares	11,537,591
Sales and offering expenses paid	(736,112)
Distributions to shareholders	(274,593)
Net cash provided by financing activities	10,526,886
Net increase in cash	6,419,035
Cash, beginning of period	1,027,327
Cash, end of period	$7,446,362

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses payable to Investment Manager charged to equity	$105,921
Distribution fees payable to dealer-manager	$5,323
Distribution payable to Managing Owner	$2,121
Sales commission trail payable to third parties	$289,404
Acquisition fee payable to Investment Manager	$101,524

See accompanying notes to financial statements.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

June 30, 2014

(unaudited)

(1)   Organization

ICON ECI Fund Sixteen (the “Fund”) was formed on October 11, 2012 as a Delaware statutory trust. When used in these notes to financial statements, the terms “we,” “us,” “our” or similar terms refer to the Fund.

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

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. From the commencement of our offering period on July 1, 2013 through June 30, 2014, we sold 13,479 Class A shares to 254 Class A shareholders and 223 Class I shares to three Class I shareholders, representing an aggregate of $13,608,485 of capital contributions.  From July 1, 2013 through June 30, 2014, we incurred sales commissions to third parties of $941,806 and dealer-manager and distribution fees in the amount of $272,613 to ICON Securities, LLC, formerly known as ICON Securities Corp., the dealer-manager of our offering and an affiliate of our Investment Manager (“ICON Securities”). In addition, organization costs of $6,744 and offering expenses of $124,854 were incurred by us during such period and are included in due to Investment Manager and affiliates on our balance sheets. Organization costs are expensed when incurred and offering expenses are recorded as a reduction of shareholders’ equity.

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

June 30, 2014

(unaudited)

Our Investment Manager weighs all credit decisions based on a combination of external credit ratings as well as internal credit evaluations of all borrowers. A borrower’s credit is analyzed using those credit ratings as well as the borrower’s financial statements and other financial data deemed relevant.

As our financing receivables, generally notes receivable and finance leases (including financing receivables held by our joint ventures) are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Financing receivables are analyzed quarterly and categorized as either performing or non-performing based on payment history. If a financing receivable becomes non-performing due to a borrower’s missed scheduled payments or failed financial covenants, our Investment Manager analyzes whether a credit loss reserve should be established or whether the financing receivable should be restructured. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our financial statements.

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

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

June 30, 2014

(unaudited)

On March 28, 2014, a joint venture owned 12.5% by us, 60% by Fund Twelve and 27.5% by Fund Fifteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was approximately $1,485,000.

(4)   Revolving Line of Credit, Recourse

On December 26, 2013, we entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At June 30, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest. At June 30, 2014, we had $0 available under the Facility pursuant to the borrowing base.

(5)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and ICON Securities whereby we pay certain fees and reimbursements to these parties. We will pay ICON Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We will continue to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee will be paid monthly in arrears. No dealer-manager or distribution fees will be paid on any Shares sold pursuant to the DRIP.

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

We paid or accrued distributions to our Managing Owner of $1,834 and $2,459 for the three and six months ended June 30, 2014, respectively.  Additionally, our Managing Owner’s interest in the net loss attributable to us was $1,477 and $3,325 for the three and six months ended June 30, 2014, respectively.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Financial Statements

June 30, 2014

(unaudited)

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Three Months Ended	Six Months Ended
Entity	Capacity	Description	June 30, 2014	June 30, 2014
ICON Capital, LLC	Investment Manager	Offering expense
		reimbursements (1)	$50,002	$105,921
ICON Capital, LLC	Investment Manager	Organization cost
		reimbursements (2)	2,401	5,575
ICON Capital, LLC	Investment Manager	General and administrative
		reimbursements (2)	7,251	41,644
ICON Capital, LLC	Investment Manager	Management fees (2)	22,087	34,373
ICON Securities, LLC	Dealer-manager	Dealer-manager fees (1)	106,134	224,901
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	151,480	327,073
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	-	101,524
			$339,355	$841,011
(1) Amount charged directly to shareholders' equity.
(2) Amount charged directly to operations.
(3) Amount capitalized and amortized to operations.

At June 30, 2014, we had a net payable of approximately $730,000 due to our Investment Manager and its affiliates that primarily consisted of administrative expense reimbursements of approximately $407,000, offering expenses of approximately $125,000, acquisition fees of approximately $102,000 and general and administrative expense reimbursements of approximately $43,000. At December 31, 2013, we had a net payable of approximately $106,000 due to our Investment Manager and its affiliates that primarily consisted of administrative expense reimbursements of approximately $80,000 and offering expenses of approximately $19,000.

From July 1, 2014 through August 8, 2014, we raised an additional $969,436 in capital contributions and incurred dealer-manager and distribution fees in the amount of $20,512.

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

As of June 30, 2014, our Investment Manager and its affiliates incurred organization and offering costs of $1,668,877 on our behalf in accordance with the terms of our Trust Agreement. Of this amount, the Investment Manager has sought reimbursement of $187,615, which is included in due to Investment Manager and affiliates on our balance sheet as of June 30, 2014. Should the Investment Manager seek reimbursement of the remaining $1,481,262, we expect $452,699 to be charged to earnings and $1,028,563 to be charged to shareholders’ equity. The decision to pay organization and offering costs on our behalf and the decision to seek reimbursement for such costs is solely at the discretion of our Investment Manager and its affiliates. Accordingly, we may or may not be required to reimburse any remaining organization and offering expenses that have been or will be incurred by our Investment Manager and its affiliates.

Item 2. Managing Owner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON ECI Fund Sixteen.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “continue,” “further,” “plan,” “seek,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events. They are based on assumptions and are subject to risks and uncertainties and other factors outside of our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a direct financing fund that primarily makes investments in domestic and international businesses, which investments are primarily structured as debt and debt-like financings (such as loans, leases and other structured financing transactions) in, or that are collateralized by, Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our Managing Owner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware statutory trust and are treated as a partnership for federal income tax purposes.

As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to ICON Investment Group, LLC (the “Initial Shareholder”). From the commencement of our offering on July 1, 2013 through June 30, 2014, we sold 13,479 Class A shares to 254 Class A shareholders and 223 Class I shares to three Class I shareholders, representing an aggregate of $13,608,485 of capital contributions. From July 1, 2013 through June 30, 2014, we incurred sales commissions to third parties of $941,806 and dealer-manager and distribution fees to ICON Securities of $272,613. In addition, organization costs of $6,744 and offering expenses of $124,854 were incurred by us during such period and are included in due to Investment Manager and affiliates on our balance sheets. During the period from July 1, 2013 through August 8, 2014, we raised $14,577,921 in total equity and will continue to raise equity until no later than July 1, 2015.

After the net offering proceeds have been invested, it is anticipated that additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our shareholders. The investment in additional Capital Assets in this manner is called “reinvestment.” We anticipate investing and reinvesting in Capital Assets from time to time for five years from the date we complete our offering.  This time frame is called the “operating period” and may be extended, at our Managing Owner’s discretion, for up to an additional three years. After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business, during a time frame called the “wind down period.”

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

In addition, we have established a cash reserve of approximately 0.5% of the gross offering proceeds. As of June 30, 2014, the cash reserve was $68,042.

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

The following table includes additional information on the significant transactions that we engaged in from the Initial Closing Date through June 30, 2014:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration Date	Collateral/ Priority	Net Carrying Value (2)	Credit Loss Reserve	Current Status
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	9/30/2015	Ownership of mining equipment	$2,058,841	None	Performing
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$1,764,578	None	Performing
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	$1,402,329	None	Performing

(1) Our investment in this portfolio company is through a joint venture.

(2) Net carrying value of our investment in joint ventures is calculated as follows: investment at cost plus/less our share of the cumulative net income/loss of the joint venture and less distributions received since the date of our initial investment.

Acquisition Fees

We incurred acquisition fees to our Investment Manager of $0 and $101,524 during the three and six months ended June 30, 2014, respectively. Acquisition fees of $101,524 is included in due to our Investment Manager and affiliates on our balance sheet as of June 30, 2014.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our financial statements. We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Results of Operations for the Three Months Ended June 30, 2014 (the “2014 Quarter”)

Total revenue for the 2014 Quarter was $133,774, which was attributable to income generated from our investment in three joint ventures with Fund Eleven, Fund Twelve, Fund Fourteen and Fund Fifteen.

Total expenses for the 2014 Quarter were $281,413, which were primarily comprised of administrative expense reimbursements due to our Investment Manager and other general and administrative expenses. Administrative expense reimbursements are costs incurred by our Investment Manager or its affiliates that are necessary for our operations.

Net Loss Attributable to Fund Sixteen

As a result of the foregoing factors, net loss attributable to us for the 2014 Quarter was $147,639. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2014 Quarter was $13.51 and $13.32, respectively.

Results of Operations for the Six Months Ended June 30, 2014 (the “2014 Period”)

Total revenue for the 2014 Period was $199,005, which was attributable to income generated from our investment in three joint ventures with Fund Eleven, Fund Twelve, Fund Fourteen and Fund Fifteen.

Total expenses for the 2014 Period were $531,453, which were primarily comprised of administrative expense reimbursements due to our Investment Manager and other general and administrative expenses. Administrative expense reimbursements are costs incurred by our Investment Manager or its affiliates that are necessary for our operations.

Net Loss Attributable to Fund Sixteen

As a result of the foregoing factors, net loss attributable to us for the 2014 Period was $332,448. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2014 Period was $41.26 and $38.62, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2014 compared to December 31, 2013.

Total Assets

Total assets increased $10,739,387, from $1,944,016 at December 31, 2013 to $12,683,403 at June 30, 2014.  The increase was due to proceeds from the sale of our Shares, some of which were used to make investments during the 2014 Period.

Total Liabilities

Total liabilities increased $947,701, from $198,077 at December 31, 2013 to $1,145,778 at June 30, 2014.  The increase was primarily due to administrative expense reimbursements, offering expenses and acquisition fees payable to our Investment Manager and its affiliates and the sales commission trail we accrued on the sale of our Class A shares during the 2014 Period.

Equity

Equity increased $9,791,686, from $1,745,939 at December 31, 2013 to $11,537,625 at June 30, 2014.  The increase was primarily due to the sale of our Shares during the 2014 Period.

Liquidity and Capital Resources

Summary

At June 30, 2014 and December 31, 2013, we had cash of $7,446,362 and $1,027,327, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of June 30, 2014, the cash reserve was $68,042. During our offering period, our main source of cash is from financing activities and our main use of cash is in investing activities.

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

From the commencement of our offering on July 1, 2013 through June 30, 2014, we sold 13,479 Class A shares to 254 Class A shareholders and 223 Class I shares to three Class I shareholders, representing an aggregate of $13,608,485 of capital contributions.  From July 1, 2013 through June 30, 2014, we incurred sales commissions to third parties of $941,806 and dealer-manager and distribution fees to ICON Securities of $272,613.  In addition, organization costs of $6,744 and offering expenses of $124,854 were incurred by us during such period and are included in due to Investment Manager and affiliates on our balance sheets. Organization costs are expensed when incurred and offering expenses are recorded as a reduction of shareholders’ equity.

Cash Flows

Operating Activities

Cash provided by operating activities in the 2014 Period of $98,761 was primarily due to distributions received from our joint ventures, partially offset by general and administrative expenses paid during the 2014 Period.

Investing Activities

Cash used in investing activities in the 2014 Period of $4,206,612 was related to our investment in three joint ventures, partially offset by distributions received from our joint ventures in excess of profits.

Financing Activities

Cash provided by financing activities in the 2014 Period of $10,526,886 was primarily related to net proceeds from the sale of our Shares, partially offset by distributions to shareholders.

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

Financings and Borrowings

Revolving Line of Credit, Recourse

On December 26, 2013, we entered into the Facility, which is secured by all of our assets not subject to a first priority lien.  The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At June 30, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At June 30, 2014, we had $0 available under the Facility pursuant to the borrowing base.

Distributions

We, at our Managing Owner’s discretion, pay monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission and expect to continue to pay such distributions until the termination of our operating period.  During the 2014 Period, we paid or accrued distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $2,459, $269,579 and $4,676, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at June 30, 2014.

Off-Balance Sheet Transactions

As of June 30, 2014, our Investment Manager and its affiliates incurred organization and offering costs of $1,668,877 on our behalf in accordance with the terms of our Trust Agreement. Of this amount, the Investment Manager has sought reimbursement of $187,615, which is included in due to Investment Manager and affiliates on our balance sheet as of June 30, 2014. The decision to pay organization and offering costs on our behalf and the decision to seek reimbursement for such costs is solely at the discretion of our Investment Manager and its affiliates. Accordingly, we may or may not be required to reimburse any remaining organization and offering expenses that have been or will be incurred by our Investment Manager and its affiliates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2014, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Initial Closing Date was November 12, 2013, at which time shareholders were admitted and we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Initial Shareholder. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. From the commencement of our offering on July 1, 2013 through June 30, 2014, we received additional capital contributions of $13,608,485.  From July 1, 2013 through June 30, 2014, we incurred sales commissions to third parties of $941,806 and dealer-manager and distribution fees to ICON Securities of $272,613.  In addition, organization costs of $6,744 and offering expenses of $124,854 were incurred by us during such period and are included in due to Investment Manager and affiliates on our balance sheets.  Net offering proceeds to us after deducting the expenses described were $12,262,468 during this period.

From July 1, 2014 through August 8, 2014, we received additional capital contributions in the amount of $969,436.  For the period from July 1, 2014 through August 8, 2014, we incurred sales commissions to third parties of $57,906 and dealer-manager and distribution fees to ICON Securities of $20,512.

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

August 13, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Nicholas A. Sinigaglia
Nicholas A. Sinigaglia
Managing Director (Principal Financial and Accounting Officer)