Form 10-Q
period 2014-09-30
ICON ECI Fund Sixteen
filed 2014-11-14
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)
Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes o No ☑
Number of outstanding Class A and Class I shares of the registrant on November 10, 2014 is 16,133 and 408, respectively.

ICON ECI Fund Sixteen

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements	Page
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Equity Consolidated Statement of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 5
Item 2. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Signatures	21

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Cash	$2,047,874	$1,027,327
Net investment in note receivable	2,649,857	-
Net investment in finance lease	10,270,681	-
Investment in joint ventures	4,603,756	897,996
Other assets	11,668	18,693
Total assets	$19,583,836	$1,944,016
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates	$798,441	$105,564
Accrued expenses and other liabilities	482,854	92,513
Total liabilities	1,281,295	198,077

Commitments and contingencies (Note 8)

Equity:
Shareholders' capital
Class A	13,052,153	1,693,429
Class I	339,703	52,510
Total shareholders' capital	13,391,856	1,745,939
Noncontrolling interests	4,910,685	-
Total equity	18,302,541	1,745,939
Total liabilities and equity	$19,583,836	$1,944,016

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Revenue:
Finance income	$93,093	$93,093
Income from investment in joint ventures	166,547	365,552
Other income	11	11
Total revenue	259,651	458,656

Expenses:
Management fees	27,702	62,075
Administrative expense reimbursements	132,432	459,505
General and administrative	51,197	205,699
Interest	7,236	17,166
Organization costs	1,047	6,622
Total expenses	219,614	751,067
Net income (loss)	40,037	(292,411)
Less: net income attributable to noncontrolling interests	43,768	43,768
Net loss attributable to Fund Sixteen	$(3,731)	$(336,179)

Net loss attributable to Fund Sixteen allocable to:
Additional Class A and Class I shareholders	$(3,694)	$(332,817)
Managing Owner	(37)	(3,362)
	$(3,731)	$(336,179)

Additional Class A shares:
Net loss attributable to Fund Sixteen allocable to additional Class A shareholders	$(3,687)	$(328,189)
Weighted average number of additional Class A shares outstanding	14,502	10,101
Net loss attributable to Fund Sixteen per weighted average additional Class A share	$(0.25)	$(32.49)

Additional Class I shares:
Net loss attributable to Fund Sixteen allocable to additional Class I shareholders	$(7)	$(4,628)
Weighted average number of additional Class I shares outstanding	328	190
Net loss attributable to Fund Sixteen per weighted average additional Class I share	$(0.02)	$(24.36)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Additional Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2013	0.001	$(1,161)	2,016	$1,694,590	2,016	$1,693,429	65	$52,510	$-	2,081	$1,745,939
Net loss	-	(1,848)	-	(180,661)	-	(182,509)	-	(2,300)	-	-	(184,809)
Proceeds from sale of shares	-	-	6,005	5,968,452	6,005	5,968,452	-	-	-	6,005	5,968,452
Sales and offering expenses	-	-	-	(587,385)	-	(587,385)	-	(1,308)	-	-	(588,693)
Distributions	-	(625)	-	(60,524)	-	(61,149)	-	(1,273)	-	-	(62,422)
Balance, March 31, 2014	0.001	(3,634)	8,021	6,834,472	8,021	6,830,838	65	47,629	-	8,086	6,878,467
(unaudited)
Net loss	-	(1,477)	-	(143,841)	-	(145,318)	-	(2,321)	-	-	(147,639)
Proceeds from sale of shares	-	-	5,458	5,422,039	5,458	5,422,039	158	147,100	-	5,616	5,569,139
Sales and offering expenses	-	-	-	(541,813)	-	(541,813)	-	(6,237)	-	-	(548,050)
Distributions	-	(1,834)	-	(209,055)	-	(210,889)	-	(3,403)	-	-	(214,292)
Balance, June 30, 2014	0.001	(6,945)	13,479	11,361,802	13,479	11,354,857	223	182,768	-	13,702	11,537,625
(unaudited)
Net (loss) income	-	(37)	-	(3,687)	-	(3,724)	-	(7)	43,768	-	40,037
Proceeds from sale of shares	-	-	2,221	2,209,624	2,221	2,209,624	183	169,860	-	2,404	2,379,484
Sales and offering expenses	-	-	-	(220,718)	-	(220,718)	-	(6,380)	-	-	(227,098)
Distributions	-	(2,848)	-	(285,038)	-	(287,886)	-	(6,538)	(347,473)	-	(641,897)
Investment by noncontrolling
interests	-	-	-	-	-	-	-	-	5,214,390	-	5,214,390
Balance, September 30, 2014	0.001	$(9,830)	15,700	$13,061,983	15,700	$13,052,153	406	$339,703	$4,910,685	16,106	$18,302,541
(unaudited)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statement of Cash Flows

(unaudited)

Nine Months Ended
September 30, 2014
Cash flows from operating activities:
Net loss	$(292,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	5,467
Income from investment in joint ventures	(365,552)
Interest expense from amortization of debt financing costs	7,025
Interest expense, other	5,973
Changes in operating assets and liabilities:
Due to Investment Manager and affiliates, net	427,891
Accrued expenses and other liabilities	40,532
Distributions from joint ventures	345,936
Net cash provided by operating activities	174,861
Cash flows from investing activities:
Purchase of equipment	(10,798,469)
Investment in note receivable	(2,626,471)
Principal received on finance lease	522,739
Investment in joint ventures	(4,904,295)
Distributions received from joint ventures in excess of profit	1,319,675
Net cash used in investing activities	(16,486,821)
Cash flows from financing activities:
Sale of Class A and Class I shares	13,917,075
Sales and offering expenses paid	(880,347)
Investment by noncontrolling interests	5,214,390
Distributions to noncontrolling interests	(347,473)
Distributions to shareholders	(571,138)
Net cash provided by financing activities	17,332,507
Net increase in cash	1,020,547
Cash, beginning of period	1,027,327
Cash, end of period	$2,047,874

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses payable to Investment Manager charged to equity	$128,540
Distribution fees payable to dealer-manager	$11,135
Sales commission trail payable to third parties	$343,836
Acquisition fee payable to Investment Manager	$125,328

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

(1)   Organization

ICON ECI Fund Sixteen (the “Fund”) was formed on October 11, 2012 as a Delaware statutory trust. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the Fund.

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

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. From the commencement of our offering period on July 1, 2013 through September 30, 2014, we sold 15,700 Class A shares to 314 Class A shareholders and 406 Class I shares to six Class I shareholders, representing an aggregate of $15,987,969 of capital contributions.  From July 1, 2013 through September 30, 2014, we incurred sales commissions to third parties of $1,098,828 and dealer-manager and distribution fees in the amount of $320,071 to ICON Securities, LLC, formerly known as ICON Securities Corp., the dealer-manager of our offering and an affiliate of our Investment Manager (“ICON Securities”). In addition, organization costs of $7,791 and offering expenses of $147,473 were incurred by us during such period and are included in due to Investment Manager and affiliates on our consolidated balance sheets. Organization costs are expensed when incurred and offering expenses are recorded as a reduction of shareholders’ equity.

(2)   Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our Managing Owner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results for the interim period are not necessarily indicative of the results for the full year.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2014

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

(3)   Net Investment in Note Receivable

Net investment in note receivable consisted of the following:

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

September 30, 2014
Principal outstanding	$2,500,000
Initial direct costs	199,718
Deferred fees	(49,861)
Net investment in note receivable	$2,649,857

On September 24, 2014, we, ICON Leasing Fund Twelve, LLC (“Fund Twelve”), ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager, entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bears interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer.

Assets for which Fair Value is Disclosed

Certain of our financial assets, which include a fixed-rate note receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of this financial asset. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan based on recent transactions of this type. Principal outstanding on the fixed-rate note receivable was discounted at a rate of 10% per year. As of September 30, 2014, the fair value of the fixed-rate note receivable approximates the carrying value.

(4)   Net Investment in Finance Lease

 Net investment in finance lease consisted of the following:

September 30, 2014
Minimum rents receivable	$10,491,239
Estimated unguaranteed residual values	1,601,552
Initial direct costs	218,216
Unearned income	(2,040,326)
Net investment in finance lease	$10,270,681

On September 4, 2014, a joint venture owned 52% by us, 33.5% by Fund Fourteen and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased certain land-based seismic testing equipment for approximately $10,677,000. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years.

(5)   Investment in Joint Ventures

On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Investment Manager, and Fund Twelve purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, we contributed capital of approximately

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

$934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to our second capital contribution, the joint venture is owned 19.8% by us, 67.0% by Fund Eleven and 13.2% by Fund Twelve.

Information as to the results of operations of ICON Murray VI, LLC is summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Revenue	$1,906,537	$5,719,612
Net income	$330,567	$842,761
Our share of net income	$58,419	$132,839

On March 4, 2014, a joint venture owned 10% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 15% by Fund Fifteen purchased mining equipment from an affiliate of Spurlock Mining, LLC (f/k/a Blackhawk Mining, LLC) (“Spurlock”). Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was approximately $1,796,000.

Information as to the results of operations of ICON Blackhawk, LLC is summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Revenue	$727,311	$1,638,798
Net income	$555,156	$1,303,866
Our share of net income	$56,119	$131,793

On March 28, 2014, a joint venture owned 12.5% by us, 60% by Fund Twelve and 27.5% by Fund Fifteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was approximately $1,485,000. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of approximately $1,500,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000.

Information as to the results of operations of ICON 1845, LLC is summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Revenue	$413,524	$803,778
Net income	$413,524	$802,139
Our share of net income	$52,009	$100,920

(6)   Revolving Line of Credit, Recourse

On December 26, 2013, we entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At September 30, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

under certain loans and lease agreements in which we have a beneficial interest. At September 30, 2014, we had $1,072,041 available under the Facility pursuant to the borrowing base.

(7)   Transactions with Related Parties

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

We paid distributions to our Managing Owner of $2,848 and $5,307 for the three and nine months ended September 30, 2014, respectively.  Additionally, our Managing Owner’s interest in the net loss attributable to us was $37 and $3,362 for the three and nine months ended September 30, 2014, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

			Three Months Ended	Nine Months Ended
Entity	Capacity	Description	September 30, 2014	September 30, 2014
ICON Capital, LLC	Investment Manager	Offering expense
		reimbursements (1)	$22,619	$128,540
ICON Capital, LLC	Investment Manager	Organization cost
		reimbursements (2)	1,047	6,622
ICON Capital, LLC	Investment Manager	General and administrative
		reimbursements (2)	1,745	43,389
ICON Capital, LLC	Investment Manager	Management fees (2)	27,702	62,075
ICON Securities, LLC	Dealer-manager	Dealer-manager and
		distribution fees (1)	47,457	277,664
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	132,432	459,505
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	339,075	440,599
			$572,077	$1,418,394
(1) Amount charged directly to shareholders' equity.
(2) Amount charged directly to operations.
(3) Amount capitalized and amortized to operations.

At September 30, 2014, we had a net payable of approximately $798,000 due to our Investment Manager and its affiliates that primarily consisted of administrative expense reimbursements of approximately $493,000, acquisition fees of approximately $125,000 and management fees of approximately $64,000. At December 31, 2013, we had a net payable of approximately $106,000 due to our Investment Manager and its affiliates that primarily consisted of administrative expense reimbursements of approximately $80,000 and offering expenses of approximately $19,000.

From October 1, 2014 through November 10, 2014, we raised an additional $429,316 in capital contributions and incurred dealer-manager and distribution fees in the amount of $7,490.

(8)   Commitments and Contingencies

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

As of September 30, 2014, our Investment Manager and its affiliates incurred organization and offering costs of $1,712,306 on our behalf in accordance with the terms of our Trust Agreement. Of this amount, the Investment Manager has sought reimbursement of $219,975, which is included in due to Investment Manager and affiliates on our consolidated balance sheets as of September 30, 2014. Should the Investment Manager seek reimbursement of the remaining $1,492,331, we expect $442,957 to be charged to earnings and $1,049,374 to be charged to shareholders’ equity. The decision to pay organization and offering costs on our behalf and the decision to seek reimbursement for such costs is solely at the discretion of our Investment Manager and its affiliates. Accordingly, we may or may not be required to reimburse any remaining organization and offering expenses that have been or will be incurred by our Investment Manager and its affiliates.

Item 2. Managing Owner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to ICON Investment Group, LLC (the “Initial Shareholder”). From the commencement of our offering on July 1, 2013 through September 30, 2014, we sold 15,700 Class A shares to 314 Class A shareholders and 406 Class I shares to six Class I shareholders, representing an aggregate of $15,987,969 of capital contributions. From July 1, 2013 through September 30, 2014, we incurred sales commissions to third parties of $1,098,828 and dealer-manager and distribution fees to ICON Securities of $320,071. In addition, organization costs of $7,791 and offering expenses of $147,473 were incurred by us during such period and are included in due to Investment Manager and affiliates on our consolidated balance sheets. During the period from July 1, 2013 through November 10, 2014, we raised $16,417,285 in total equity and will continue to raise equity until no later than July 1, 2015.

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

In addition, we have established a cash reserve of approximately 0.5% of the gross offering proceeds. As of September 30, 2014, the cash reserve was $79,940.

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2013:

Note Receivable

On September 24, 2014, we, Fund Twelve, Fund Fourteen and Fund Fifteen entered into a secured term loan credit facility agreement with Premier Trailer to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer.

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

On March 4, 2014, a joint venture owned 10% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 15% by Fund Fifteen purchased mining equipment from an affiliate of Spurlock. Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was approximately $1,796,000.

Trucks and Trailers

On March 28, 2014, a joint venture owned 12.5% by us, 60% by Fund Twelve and 27.5% by Fund Fifteen purchased trucks, trailers and other equipment from subsidiaries of D&T for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was approximately $1,485,000. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of approximately $1,500,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000.

Seismic Testing Equipment

On September 4, 2014, a joint venture owned 52% by us, 33.5% by Fund Fourteen and 14.5% by ECI Partners purchased certain land-based seismic testing equipment for approximately $10,677,000. Simultaneously, the seismic testing equipment was leased to Geokinetics for three years.

The following table includes additional information on the significant transactions that we engaged in from the Initial Closing Date through September 30, 2014:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration Date	Collateral/ Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	9/30/2015	Ownership of mining equipment	$1,739,768 (2)	None	Performing
Spurlock Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$1,678,438 (2)	None	Performing
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	$1,185,550 (2)	None	Performing
Geokinetics, Inc.	Lease	$5,690,851	N/A	8/31/2017	Ownership of seismic equipment	$5,359,998 (3)	None	Performing
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	$2,649,857 (4)	None	Performing

(1) Our investment in this portfolio company is through a joint venture and is accounted as investment in joint venture on the consolidated balance sheets.

(2) Net carrying value of our investment in joint ventures is calculated as follows: investment at cost plus/less our share of the cumulative net income/loss of the joint venture and less distributions received since the date of our initial investment.

(3) This investment is through a joint venture that we consolidated and presented on our consolidated balance sheets as net investment in finance lease. Net carrying value includes the recognition of an investment by noncontrolling interests for the share of such investment held by the joint venture’s noncontrolling interest holders. Net investment in finance lease is the sum of the remaining minimum lease payments receivable, the estimated residual value of the asset and the unamortized initial direct costs, less unearned income.

(4) Net carrying value of our investment in note receivable is the sum of the remaining principal outstanding and the unamortized initial direct costs, less unearned income.

Acquisition Fees

We incurred acquisition fees to our Investment Manager of $339,075 and $440,599 during the three and nine months ended  September 30, 2014, respectively. Acquisition fees payable of $125,328 is included in due to our Investment Manager and affiliates on our consolidated balance sheets as of September 30, 2014.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Financing Transactions

The net investment in finance lease amount presented on the consolidated balance sheets is secured by our ownership of seismic testing equipment. The net investment in note receivable amount presented on the consolidated balance sheets is secured by a second priority security interest in all of the borrower’s assets, including trailers and equity interests. Total finance income presented on the consolidated statements of operations was generated by two customers during the three and nine months ended September 30, 2014.

Results of Operations for the Three Months Ended September 30, 2014 (the “2014 Quarter”)

Total revenue for the 2014 Quarter was $259,651, which was primarily attributable to income generated from our three joint ventures with Fund Eleven, Fund Twelve, Fund Fourteen and/or Fund Fifteen and from our investment in a new finance lease.

Total expenses for the 2014 Quarter were $219,614, which were primarily comprised of administrative expense reimbursements and management fees due to our Investment Manager and other general and administrative expenses. Administrative expense reimbursements are costs incurred by our Investment Manager or its affiliates that are necessary for our operations.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2014 Quarter was $43,768, which was a result of our investment in a new finance lease, which Fund Fourteen and ECI Partners have a noncontrolling interest, during the 2014 Quarter.

Net Loss Attributable to Fund Sixteen

As a result of the foregoing factors, net loss attributable to us for the 2014 Quarter was $3,731. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2014 Quarter was $0.25 and $0.02, respectively.

Results of Operations for the Nine Months Ended September 30, 2014 (the “2014 Period”)

Total revenue for the 2014 Period was $458,656, which was primarily attributable to income generated from our investment in three joint ventures with Fund Eleven, Fund Twelve, Fund Fourteen and/or Fund Fifteen and from our investment in a new finance lease.

Total expenses for the 2014 Period were $751,067, which were primarily comprised of administrative expense reimbursements and management fees due to our Investment Manager and other general and administrative expenses. Administrative expense reimbursements are costs incurred by our Investment Manager or its affiliates that are necessary for our operations.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the 2014 Period was $43,768, which was a result of our investment in a new finance lease, which Fund Fourteen and ECI Partners have a noncontrolling interest, during the 2014 Period.

Net Loss Attributable to Fund Sixteen

As a result of the foregoing factors, net loss attributable to us for the 2014 Period was $336,179. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2014 Period was $32.49 and $24.36, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2014 compared to December 31, 2013.

Total Assets

Total assets increased $17,639,820, from $1,944,016 at December 31, 2013 to $19,583,836 at September 30, 2014.  The increase was primarily due to proceeds from the sale of our Shares, some of which were used to make (i) an investment in a new note receivable, (ii) an investment in a new finance lease and (iii) investments in new joint ventures during the 2014 Period.

Total Liabilities

Total liabilities increased $1,083,218, from $198,077 at December 31, 2013 to $1,281,295 at September 30, 2014.  The increase was primarily due to administrative expense reimbursements, offering expenses and acquisition fees payable to our Investment Manager and its affiliates and the sales commission trail we accrued on the sale of our Class A shares during the 2014 Period.

Equity

Equity increased $16,556,602, from $1,745,939 at December 31, 2013 to $18,302,541 at September 30, 2014.  The increase was primarily due to the sale of our Shares during the 2014 Period.

Liquidity and Capital Resources

Summary

At September 30, 2014 and December 31, 2013, we had cash of $2,047,874 and $1,027,327, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of September 30, 2014, the cash reserve was $79,940. During our offering period, our main source of cash is from financing activities and our main use of cash is in investing activities.

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

From the commencement of our offering on July 1, 2013 through September 30, 2014, we sold 15,700 Class A shares to 314 Class A shareholders and 406 Class I shares to six Class I shareholders, representing an aggregate of $15,987,969 of capital contributions.  From July 1, 2013 through September 30, 2014, we incurred sales commissions to third parties of $1,098,828 and dealer-manager and distribution fees to ICON Securities of $320,071.  In addition, organization costs of $7,791 and offering expenses of $147,473 were incurred by us during such period and are included in due to Investment Manager and affiliates on our consolidated balance sheets. Organization costs are expensed when incurred and offering expenses are recorded as a reduction of shareholders’ equity.

Cash Flows

Operating Activities

Cash provided by operating activities in the 2014 Period of $174,861 was primarily due to distributions received on income from our investment in joint ventures, partially offset by general and administrative expenses paid during the 2014 Period.

Investing Activities

Cash used in investing activities in the 2014 Period of $16,486,821 was related to our investment in (i) a new finance lease, (ii) three new joint ventures and (iii) a new note receivable, partially offset by distributions received from our joint ventures in excess of profits and principal received on our finance lease.

Financing Activities

Cash provided by financing activities in the 2014 Period of $17,332,507 was primarily related to net proceeds from the sale of our Shares and an investment by noncontrolling interests, partially offset by distributions to shareholders and noncontrolling interests.

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

Financings and Borrowings

Revolving Line of Credit, Recourse

On December 26, 2013, we entered into the Facility, which is secured by all of our assets not subject to a first priority lien.  The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At September 30, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.  At September 30, 2014, we had $1,072,041 available under the Facility pursuant to the borrowing base.

Distributions

We, at our Managing Owner’s discretion, pay monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission and expect to continue to pay such distributions until the termination of our operating period.  During the 2014 Period, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $5,307, $554,617 and $11,214, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at September 30, 2014.

Off-Balance Sheet Transactions

As of September 30, 2014, our Investment Manager and its affiliates incurred organization and offering costs of $1,712,306 on our behalf in accordance with the terms of our Trust Agreement. Of this amount, the Investment Manager has sought reimbursement of $219,975, which is included in due to Investment Manager and affiliates on our consolidated balance sheets as of September 30, 2014. The decision to pay organization and offering costs on our behalf and the decision to seek reimbursement for such costs is solely at the discretion of our Investment Manager and its affiliates. Accordingly, we may or may not be required to reimburse any remaining organization and offering expenses that have been or will be incurred by our Investment Manager and its affiliates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2014, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Initial Closing Date was November 12, 2013, at which time shareholders were admitted and we commenced operations. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Initial Shareholder. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. From the commencement of our offering on July 1, 2013 through September 30, 2014, we received additional capital contributions of $15,987,969.  From July 1, 2013 through September 30, 2014, we incurred sales commissions to third parties of $1,098,828 and dealer-manager and distribution fees to ICON Securities of $320,071.  In addition, organization costs of $7,791 and offering expenses of $147,473 were incurred by us during such period and are included in due to Investment Manager and affiliates on our consolidated balance sheets.  Net offering proceeds to us after deducting the expenses described were $14,413,806 during this period.

From October 1, 2014 through November 10, 2014, we received additional capital contributions in the amount of $429,316.  For the period from October 1, 2014 through November 10, 2014, we incurred sales commissions to third parties of $29,065 and dealer-manager and distribution fees to ICON Securities of $7,490.

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

November 13, 2014

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap
Principal Financial and Accounting Officer