Form 10-K
period 2014-12-31
ICON ECI Fund Sixteen
filed 2015-03-18
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)
Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(212) 418-4700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

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

Number of outstanding Class A and Class I shares of the registrant on March 13, 2015 is 17,189 and 410, respectively.

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

Our initial capitalization was $1,001. Our offering period commenced on July 1, 2013 and ended on December 31, 2014. Our Managing Owner determined to cease our offering period earlier than originally anticipated as a result of lower than expected offering proceeds being raised. Our operating period commenced on January 1, 2015. We offered any combination of two classes of shares, Class A shares and Class I shares (collectively, the “Shares”), on a “best efforts” basis with the intention of raising up to $250,000,000 of capital, of which $9,000,000 had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP”). Other than differing allocable fees and expenses, the Class A shares and Class I shares have identical rights and privileges, such as identical voting and distribution rights. We reserved the right to reallocate the offering amount between the primary offering and the DRIP.

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to ICON Investment Group, LLC (the “Initial Shareholder”). From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions.  Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of December 31, 2014, the reserve was $87,348. From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees of $347,547 to ICON Securities, LLC, formerly known as ICON Securities Corp., the dealer-manager of our offering and an affiliate of our Investment Manager (“ICON Securities”). In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period and are included in due to Investment Manager and affiliates on our consolidated balance sheets. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.

Our Business

We are a direct financing fund that primarily makes investments in domestic and international companies, which investments are primarily structured as debt and debt-like financings (such as loans, leases and other structured financing transactions) in or that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our Managing Owner believes will provide us with a satisfactory, risk-adjusted rate of return.

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

We divide the life of the Fund into three distinct phases:

(1)           Offering Period: We invested most of the net proceeds from the sale of Shares in Capital Assets.

(2)           Operating Period: After the close of the offering period, we expect to continue to reinvest the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to shareholders. We anticipate that the operating period will end five years from the end of our offering period. However, we may, at our Managing Owner’s discretion, extend the operating period for up to an additional three years.

(3)           Wind Down Period: After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business. Our goal is to complete the wind down period within two years after the end of the operating period, but it may take longer to do so.

At December 31, 2014 and 2013, we had total assets of $20,596,681 and $1,944,016, respectively. For the year ended December 31, 2014, we had one lessee and one borrower that accounted for 100.0% of our finance income. Our income from investment in joint ventures was derived from our investment in three joint ventures. Net loss attributable to us for the year ended December 31, 2014 was $300,597. For the period from the Initial Closing Date through December 31, 2013, our income from investment in joint ventures was derived from our investment in one joint venture. Net loss attributable to us for the period from the Initial Closing Date through December 31, 2013 was $100,379.

At December 31, 2014, our portfolio, which we hold either directly or through joint ventures, consisted of the following investments:

Mining Equipment

•               A 19.8% ownership interest in mining equipment that is subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), that expires in September 2015.

•               A 10% ownership interest in mining equipment that is subject to two 48-month leases with Spurlock Mining, LLC (f/k/a Blackhawk Mining, LLC) (“Spurlock”) and its affiliates, that expire in February 2018.

Trucks and Trailers

•               A 12.5% ownership interest in trucks, trailers and other equipment that are subject to a 57-month lease with D&T Holdings, LLC (“D&T”) and its subsidiaries, that expires in December 2018.

Seismic Testing Equipment

•               Land-based seismic testing equipment that is subject to a 36-month lease with Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”), that expires in August 2017.

Note Receivable

•               A term loan to Premier Trailer Leasing, Inc. (“Premier Trailer”), secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer, that matures in September 2020.

For a discussion of the significant transactions that we engaged in during the year ended December 31, 2014 and the period from the Initial Closing Date through December 31, 2013, please refer to “Item 7. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We are engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that are already subject to lease, Capital Assets that we purchase and lease to domestic and international businesses, loans secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Competition

The commercial leasing and finance industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

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

Financial Information Regarding Geographic Areas

Certain of our investments may generate revenue in geographic areas outside of the United States. For additional information, see Note 9 to our consolidated financial statements.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our Managing Owner’s opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Our Shares are not publicly traded and there is no established public trading market for our Shares. It is unlikely that any such market will develop.

As of March 13, 2015
	Class A	Class I
Number of shareholders	351	6
Number of Shares	17,189	410

We, at our Managing Owner’s discretion, pay monthly distributions to each of our shareholders beginning the first month after each such shareholder was admitted through the end of our operating period, which we currently anticipate will be in December 2019. For the year ended December 31, 2014, we paid distributions to our Managing Owner, Class A additional shareholders and Class I additional shareholders of $8,562, $830,826 and $17,213, respectively. For the period from the Initial Closing Date through December 31, 2013, we paid distributions to our Managing Owner, Class A additional shareholders and the Class I additional shareholder of $158, $14,176 and $1,470, respectively. The terms of our revolving line of credit with California Bank & Trust (“CB&T”) could restrict us from paying distributions to our shareholders if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financings and Borrowings – Revolving Line of Credit, Recourse.”

In order for Financial Industry Regulatory Authority, Inc. (“FINRA”) members and their associated persons to have participated in the offering and sale of our Shares pursuant to the offering or to participate in any future offering of our Shares, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our shareholders a per Share estimated value of our Shares, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in the preparation of their reports relating to an investment in our Shares.  For these purposes, the estimated value of our Shares at December 31, 2014 is deemed to be $1,000 and $930 per Class A share and Class I share, respectively. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose.  Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Shares and consistent with FINRA Rule 2340(c), the value of our Shares was estimated to be the offering price of $1,000 and $930 per Class A share and Class I share, respectively (without regard to purchase price discounts for certain categories of purchasers).

Following the termination of the offering of our Shares on December 31, 2014 and upon the commencement of our operating period on January 1, 2015, the estimated value of our Shares will be based on the estimated amount that a holder of a Class A share or Class I share would receive if all of our assets were sold in an orderly liquidation as of the close of our fiscal year and all proceeds from such sales, without reduction for transaction costs and expenses, together with any cash held by us, were distributed to the shareholders upon liquidation. To estimate the amount that our shareholders would receive upon such liquidation, we will calculate the sum of: (i) the greater of the net book value or the fair market value of our notes receivable, finance leases and equipment held for lease as determined by the most recent third-party appraisals we will obtain for certain assets, as applicable; (ii) the fair market value of our equipment held for sale and other assets, as determined by the most recent third-party appraisals we will obtain for certain assets or our Investment Manager’s estimated values of certain other assets, as applicable; and (iii) our cash on hand. From this amount, we will then subtract our total debt outstanding and other payables, and then divide that sum by the total number of Shares outstanding. Such amount shall be allocated among the shareholders of Class A shares and Class I shares ratably in proportion to their positive capital account balances as calculated pursuant to the Trust Agreement.

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

As noted above, the foregoing valuation is performed solely for the ERISA and FINRA purposes described above and is based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Shares or our assets. Except for independent third-party appraisals of certain assets, no independent valuation will be sought. In addition, as stated above, as there is no significant public trading market for our Shares at this time and none is expected to develop, there can be no assurance that shareholders could receive $1,000 and $930 per Class A share and Class I share, respectively, if such a market did exist and they sold their Shares or that they will be able to receive such amount for their Shares in the future. Furthermore, there can be no assurance:

•   as to the amount shareholders may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our shareholders may receive may be less than $1,000 and $930 per Class A share and Class I share, respectively, primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay selling commissions, dealer-manager fees, organization and offering expenses, and acquisition fees;

•   that the foregoing valuation, or the method used to establish value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•   that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the Internal Revenue Service (“IRS”) if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Shares.

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

Item 7. Managing Owner's Discussion and Analysis of Financial Condition and Results of Operations

Our Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” located elsewhere in this Annual Report on Form 10-K.

Overview

We are a direct financing fund that primarily makes investments in domestic and international businesses, which investments are primarily structured as debt and debt-like financings (such as loans, leases and other structured financing transactions) in or that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our Managing Owner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware statutory trust and are treated as a partnership for federal income tax purposes.

Our offering period commenced on July 1, 2013 and ended on December 31, 2014. Our Managing Owner determined to cease our offering period earlier than originally anticipated as a result of lower than expected offering proceeds being raised. Our operating period commenced on January 1, 2015. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Initial Shareholder. From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions. From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees to ICON Securities of $347,547. In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period and are included in due to Investment Manager and affiliates on our consolidated balance sheets.

After the net offering proceeds were invested, additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our shareholders. The investment in additional Capital Assets in this manner is called “reinvestment.” We anticipate investing and reinvesting in Capital Assets from time to time for five years from December 31, 2014, the date we completed our offering.  This time frame is called the “operating period” and may be extended, at our Managing Owner’s discretion, for up to an additional three years. After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business, during a time frame called the “wind down period.”

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

In addition, we have established a cash reserve of approximately 0.5% of the gross offering proceeds. As of December 31, 2014, the cash reserve was $87,348.

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

Our Investment Manager believes the U.S. economy is likely to continue its gradual recovery, with the pace of economic growth increasing through 2015 due to factors such as the rate of employment expansion, increased consumer spending and greater certainty with respect to U.S. budget policies. Although the recent decline in energy prices has reduced revenue of certain energy companies, at this time our Investment Manager does not believe that such decline will have a material adverse effect on our results of operations and financial condition.

Significant Transactions

We engaged in the following significant transactions during the year ended December 31, 2014 and for the period from the Initial Closing Date through December 31, 2013:

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

On March 4, 2014, a joint venture owned 10% by us, 60% by Fund Twelve, 15% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”)  and 15% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Spurlock. Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was approximately $1,796,000.

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

Note Receivable

On September 24, 2014, we, Fund Twelve, Fund Fourteen and Fund Fifteen entered into a secured term loan credit facility agreement with Premier Trailer to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bears interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. Premier Trailer’s assets, including its fleet of trailers, were valued at approximately $64,088,000 on the date the transaction occurred.

The following table includes additional information on the significant transactions that we engaged in during the year ended December 31, 2014 and for the period from the Initial Closing Date through December 31, 2013:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration Date	Collateral/ Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	9/30/2015	Ownership of mining equipment	$1,420,781 (2)	None	Performing
Spurlock Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$1,625,917 (2)	None	Performing
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	$1,047,422 (2)	None	Performing
Geokinetics, Inc.	Lease	$5,690,851	N/A	8/31/2017	Ownership of seismic equipment	$5,005,817 (3)	None	Performing
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	$2,643,487 (4)	None	Performing

(1) Our investment in this portfolio company is through a joint venture and is accounted as investment in joint ventures on the consolidated balance sheets.

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

(4) Net carrying value of our investment in note receivable is the sum of the remaining principal outstanding and the unamortized initial direct costs, less deferred fees.

Acquisition Fees

We incurred acquisition fees to our Investment Manager of $440,599 and $0 during the year ended December 31, 2014 and for the period from the Initial Closing Date through December 31, 2013, respectively. Acquisition fees payable of $101,524 is included in due to Investment Manager and affiliates on our consolidated balance sheets as of December 31, 2014.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items. The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses and residual values.  Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented.  We consider the following accounting policies to be critical to our business:

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

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value.  If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset.  The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations. Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Investment Manager may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Investment Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Investment Manager then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

When our Investment Manager  deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Financing Transactions

The net investment in finance lease amount presented on our consolidated balance sheets is secured by our ownership of seismic testing equipment. The net investment in note receivable amount presented on our consolidated balance sheets is secured by a second priority security interest in all of the borrower’s assets, including trailers and equity interests. Total finance income presented on our consolidated statements of operations was generated by two customers during the year ended December 31, 2014.

Results of Operations for the Year Ended December 31, 2014 (“2014”) and for the Period from the Initial Closing Date through December 31, 2013 (the “2013 Period”)

Revenue for 2014 and the 2013 Period is summarized as follows:

	Year Ended December 31, 2014	Period from November 12, 2013 (Initial Closing Date) through December 31, 2013	Change
Finance income	$407,953	$-	$407,953
Income from investment in joint ventures	531,271	6,262	525,009
Other income	11	-	11
Total revenue	$939,235	$6,262	$932,973

Total revenue for 2014 increased $932,973 as compared to the 2013 Period.  The increase was due to the use of our net offering proceeds to invest in three joint ventures, a finance lease and a note receivable subsequent to the Initial Closing Date.

The income from investment in joint ventures in the 2013 Period was related to our initial investment in the joint venture related to Murray on December 1, 2013.

Expenses for 2014 and the 2013 Period are summarized as follows:

	Year Ended December 31, 2014	Period from November 12, 2013 (Initial Closing Date) through December 31, 2013	Change
Management fees	$103,221	$1,468	$101,753
Administrative expense reimbursements	615,929	79,912	536,017
General and administrative	318,935	23,625	295,310
Interest	24,981	466	24,515
Organization costs	7,249	1,170	6,079
Total expenses	$1,070,315	$106,641	$963,674

Total expenses for 2014 increased $963,674 as compared to the 2013 Period. The increase was primarily due to increased administrative expense reimbursements and management fees due to our Investment Manager and other general and administrative expenses as a result of the increase in size of our investment portfolio during 2014. In addition, total expenses for 2014 represent twelve months of expenses compared to a partial year of expenses for the 2013 Period. Administrative expense reimbursements are costs incurred by our Investment Manager or its affiliates that are necessary for our operations.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $169,517 from $0 in the 2013 Period. The increase was a result of our investment in a new finance lease during 2014, in which Fund Fourteen and ECI Partners have a noncontrolling interest.

Net Loss Attributable to Fund Sixteen

As a result of the foregoing factors, net loss attributable to us for 2014 and the 2013 Period was $300,597 and $100,379, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for 2014 was $25.23 and $14.98, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2013 Period was $61.73 and $47.34, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2014 compared to December 31, 2013.

Total Assets

Total assets increased $18,652,665, from $1,944,016 at December 31, 2013 to $20,596,681 at December 31, 2014.  The increase was primarily due to proceeds from the sale of our Shares, the majority of which were used to invest in a note receivable, a finance lease and three joint ventures during 2014.  In addition, we received approximately $5,214,000 of contributions from noncontrolling interests for their share of the joint venture’s investment in a finance lease.  The increase was partially offset by distributions to our shareholders and noncontrolling interests during 2014.

Total Liabilities

Total liabilities increased $1,327,446, from $198,077 at December 31, 2013 to $1,525,523 at December 31, 2014.  The increase was primarily due to administrative expense reimbursements, management fees and acquisition fees payable to our Investment Manager and its affiliates and the sales commission trail we accrued on the sale of our Class A shares during 2014.

Equity

Equity increased $17,325,219, from $1,745,939 at December 31, 2013 to $19,071,158 at December 31, 2014.  The increase was primarily due to the sale of our Shares and contributions by noncontrolling interests during 2014, partially offset by distributions to our shareholders and noncontrolling interests.

Liquidity and Capital Resources

Summary

At December 31, 2014 and 2013, we had cash of $4,249,074 and $1,027,327, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of December 31, 2014, the cash reserve was $87,348. During our offering period, which ended on December 31, 2014, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, which commenced on January 1, 2015, our main source of cash is typically from operating activities and our main use of cash is in investing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our shareholders and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our shareholders, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our borrowers’ and lessees’ businesses that are beyond our control.

We have used and will continue to use the net proceeds of the offering and will use the cash generated from our investments to invest in Capital Assets located in North America and other developed markets, including those in Asia and elsewhere.  We have sought and continue to seek to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both from other structured investments.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At December 31, 2014, we had $1,311,479 available under a revolving line of credit pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 6 to our consolidated financial statements. Our Managing Owner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering on July 1, 2013 through the completion of our offering on December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions.  From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees to ICON Securities of $347,547.  In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period and are included in due to Investment Manager and affiliates on our consolidated balance sheets. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.

Cash Flows

The following table sets forth summary of cash flow data:

	Year Ended December 31, 2014	Period from November 12, 2013 (Initial Closing Date) through December 31, 2013

Net cash provided by (used in):
Operating activities	$593,696	$(11)
Investing activities	(15,359,167)	(891,734)
Financing activities	17,987,218	1,918,071
Net increase in cash	$3,221,747	$1,026,326

Operating Activities

Cash flows from operating activities increased $593,707, from a use of cash of $11 during the 2013 Period to a source of cash of $593,696 in 2014. The increase was primarily due to an increase in income distributed from our three joint ventures that we invested in during or subsequent to the 2013 Period and finance income recognized on a finance lease and a note receivable that we invested in during 2014.

Investing Activities

Cash used in investing activities increased $14,467,433, from $891,734 during the 2013 Period to $15,359,167 in 2014. The increase was primarily due to our investment in (i) a finance lease, (ii) three joint ventures and (iii) a note receivable during 2014, partially offset by distributions received from our joint ventures in excess of profit and principal received on our finance lease during 2014.

Financing Activities

Cash provided by financing activities increased $16,069,147, from $1,918,071 during the 2013 Period to $17,987,218 in 2014. The increase was primarily due to net proceeds from the sale of our Shares and contributions from noncontrolling interests, partially offset by distributions to our shareholders and noncontrolling interests during 2014.

Financings and Borrowings

Revolving Line of Credit, Recourse

We entered into an agreement with CB&T for a revolving line of credit through March 31, 2015 of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At December 31, 2014, we had $1,311,479 available under the Facility pursuant to the borrowing base.

We are in the process of extending the term of our Facility. However, there can be no assurance that we and CB&T will finalize such extension.

Distributions

We, at our Managing Owner’s discretion, pay monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission and expect to continue to pay such distributions until the termination of our operating period.  During 2014, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $8,562, $830,826 and $17,213, respectively. During the 2013 Period, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $158, $14,176 and $1,470, respectively. We also paid distributions to our noncontrolling interests of $795,237 in 2014. We had no noncontrolling interests during the 2013 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at December 31, 2014.

Off-Balance Sheet Transactions

Our Investment Manager and its affiliates were reimbursed for a portion of the organization and offering expenses incurred in connection with our organization and offering of Shares and will be reimbursed for administrative expenses incurred in connection with our operations. The reimbursement of organization and offering expenses was capped at the lesser of 1.44% of the maximum primary offering amount of $241,000,000 and the actual costs and expenses incurred by our Investment Manager and its affiliates. As of December 31, 2014, our Investment Manager and its affiliates incurred organization and offering costs of $1,747,917 on our behalf in accordance with the terms of our Trust Agreement. Of this amount, our Investment Manager has sought reimbursement of $239,758, which is included in due to Investment Manager and affiliates on our consolidated balance sheets as of December 31, 2014. The decision to pay organization and offering costs on our behalf and the decision to seek reimbursement for such costs was solely at the discretion of our Investment Manager and its affiliates. Accordingly, our Investment Manager and its affiliates have determined not to seek reimbursement for the remaining $1,508,159 of organization and offering costs from us.

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

If interest rates increase or decrease significantly, our leases and note receivable already in place would generally not be affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders

ICON ECI Fund Sixteen

We have audited the accompanying consolidated balance sheets of ICON ECI Fund Sixteen (the “Fund”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2014 and the period from November 12, 2013 (Initial Closing Date) through December 31, 2013. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON ECI Fund Sixteen at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2014 and the period from November 12, 2013 (Initial Closing Date) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

March 17, 2015

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Cash	$4,249,074	$1,027,327
Net investment in note receivable	2,643,487	-
Net investment in finance lease	9,594,485	-
Investment in joint ventures	4,094,120	897,996
Other assets	15,515	18,693
Total assets	$20,596,681	$1,944,016
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates	$945,186	$105,564
Accrued expenses and other liabilities	580,337	92,513
Total liabilities	1,525,523	198,077

Commitments and contingencies (Note 10)

Equity:
Shareholders' capital
Class A	14,143,865	1,693,429
Class I	338,623	52,510
Total shareholders' capital	14,482,488	1,745,939
Noncontrolling interests	4,588,670	-
Total equity	19,071,158	1,745,939
Total liabilities and equity	$20,596,681	$1,944,016

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Operations

	Year Ended	Period from November 12, 2013 (Initial Closing Date) through
	December 31, 2014	December 31, 2013
Revenue:
Finance income	$407,953	$-
Income from investment in joint ventures	531,271	6,262
Other income	11	-
Total revenue	939,235	6,262

Expenses:
Management fees	103,221	1,468
Administrative expense reimbursements	615,929	79,912
General and administrative	318,935	23,625
Interest	24,981	466
Organization costs	7,249	1,170
Total expenses	1,070,315	106,641
Net loss	(131,080)	(100,379)
Less: net income attributable to noncontrolling interests	169,517	-
Net loss attributable to Fund Sixteen	$(300,597)	$(100,379)

Net loss attributable to Fund Sixteen allocable to:
Additional Class A and Class I shareholders	$(297,591)	$(99,375)
Managing Owner	(3,006)	(1,004)
	$(300,597)	$(100,379)

Additional Class A shares:
Net loss attributable to Fund Sixteen allocable to additional Class A shareholders	$(293,924)	$(96,298)
Weighted average number of additional Class A shares outstanding	11,648	1,560
Net loss attributable to Fund Sixteen per weighted average additional Class A share	$(25.23)	$(61.73)

Additional Class I shares:
Net loss attributable to Fund Sixteen allocable to additional Class I shareholders	$(3,667)	$(3,077)
Weighted average number of additional Class I shares outstanding	245	65
Net loss attributable to Fund Sixteen per weighted average additional Class I share	$(14.98)	$(47.34)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Additional Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, November 12, 2013	0.001	$1	1	$1,000	1	$1,001	-	$-	$-	1	$1,001
Net loss	-	(1,004)	-	(96,298)	-	(97,302)	-	(3,077)	-	-	(100,379)
Proceeds from sale of shares	-	-	2,016	2,010,894	2,016	2,010,894	65	60,000	-	2,081	2,070,894
Sales and offering expenses	-	-	-	(205,830)	-	(205,830)	-	(2,943)	-	-	(208,773)
Distributions	-	(158)	-	(14,176)	-	(14,334)	-	(1,470)	-	-	(15,804)
Redemption of Class A share	-	-	(1)	(1,000)	(1)	(1,000)	-	-	-	(1)	(1,000)
Balance, December 31, 2013	0.001	(1,161)	2,016	1,694,590	2,016	1,693,429	65	52,510	-	2,081	1,745,939
Net (loss) income	-	(3,006)	-	(293,924)	-	(296,930)	-	(3,667)	169,517	-	(131,080)
Proceeds from sale of shares	-	-	15,173	15,077,473	15,173	15,077,473	345	321,243	-	15,518	15,398,716
Sales and offering expenses	-	-	-	(1,490,719)	-	(1,490,719)	-	(14,250)	-	-	(1,504,969)
Distributions	-	(8,562)	-	(830,826)	-	(839,388)	-	(17,213)	(795,237)	-	(1,651,838)
Investment by noncontrolling
interests	-	-	-	-	-	-	-	-	5,214,390	-	5,214,390
Balance, December 31, 2014	0.001	$(12,729)	17,189	$14,156,594	17,189	$14,143,865	410	$338,623	$4,588,670	17,599	$19,071,158

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows

	Year Ended	Period from November 12, 2013 (Initial Closing Date) through
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(131,080)	$(100,379)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance income	26,595	-
Income from investment in joint ventures	(531,271)	(6,262)
Interest expense from amortization of debt financing costs	14,985	307
Interest expense, other	9,996	-
Changes in operating assets and liabilities:
Other assets	(11,807)	(19,000)
Due to Investment Manager and affiliates, net	585,577	84,175
Accrued expenses and other liabilities	99,430	41,148
Distributions from joint ventures	531,271	-
Net cash provided by (used in) operating activities	593,696	(11)
Cash flows from investing activities:
Purchase of equipment	(10,798,469)	-
Investment in note receivable	(2,650,274)	-
Principal received on finance lease	1,184,176	-
Investment in joint ventures	(4,904,295)	(933,678)
Distributions received from joint ventures in excess of profits	1,809,695	41,944
Net cash used in investing activities	(15,359,167)	(891,734)
Cash flows from financing activities:
Sale of Class A and Class I shares	15,398,716	2,070,894
Sales and offering expenses paid	(974,050)	(136,119)
Investment by noncontrolling interests	5,214,390	-
Distributions to noncontrolling interests	(795,237)	-
Redemption of Class A share	-	(1,000)
Distributions to shareholders	(856,601)	(15,704)
Net cash provided by financing activities	17,987,218	1,918,071
Net increase in cash	3,221,747	1,026,326
Cash, beginning of period	1,027,327	1,001
Cash, end of period	$4,249,074	$1,027,327

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses payable to Investment Manager charged to equity	$142,489	$18,933
Distribution fees payable to dealer-manager	$11,135	$2,356
Distribution payable to Managing Owner	$-	$100
Sales commission trail payable to third parties	$378,398	$51,365
Acquisition fee payable to Investment Manager	$101,524	$-

See accompanying notes to consolidated financial statements.

(1)   Organization

ICON ECI Fund Sixteen (the “Fund”) was formed on October 11, 2012 as a Delaware statutory trust. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the Fund and its consolidated subsidiaries.

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

Our investment objectives are to preserve investors’ capital, provide distributions and provide a favorable total return. To meet our investment objectives, we have used the net proceeds from our offering and will use the cash generated from our investments to originate or acquire a diverse pool of investments described above, as well as other strategic investments collateralized by Capital Assets. ICON Capital, LLC, a Delaware limited liability company and our affiliate, is our investment manager (the “Investment Manager”). Our Investment Manager originates and services our investments. Wilmington Trust, National Association (the “Trustee”) serves as our sole trustee pursuant to our Third Amended and Restated Trust Agreement (the “Trust Agreement”). The Trustee delegated to the Managing Owner all of the power and authority to manage our business and affairs and has only nominal duties and liabilities to us.

Our offering period commenced on July 1, 2013 and ended on December 31, 2014. Our Managing Owner determined to cease our offering period earlier than originally anticipated as a result of lower than expected offering proceeds being raised. Our operating period commenced on January 1, 2015. We offered to sell to the public any combination of two classes of shares, Class A shares and Class I shares (collectively, the “Shares”), on a “best efforts” basis with the intention of raising up to $250,000,000 of capital, of which $9,000,000 had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP”). Other than differing allocable fees and expenses, Class A shares and Class I shares have identical rights and privileges, such as identical voting and distribution rights. We reserved the right to reallocate the offering amount between the primary offering and the DRIP.

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to ICON Investment Group, LLC (the “Initial Shareholder”). From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions. From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees of $347,547 to ICON Securities, LLC, formerly known as ICON Securities Corp., the dealer-manager of our offering and an affiliate of our Investment Manager (“ICON Securities”). In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period and are included in due to Investment Manager and affiliates on our consolidated balance sheets. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.

(2)   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

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

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

The consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries and other controlled entities.  All intercompany accounts and transactions have been eliminated in consolidation.  In joint ventures where we have a controlling financial interest, the financial condition and results of operations of the joint venture are consolidated.  Noncontrolling interest represents the minority owner’s proportionate share of its equity in the joint venture. The noncontrolling interest is adjusted for the minority owner’s share of the earnings, losses, investments and distributions of the joint venture.

We account for our noncontrolling interests in joint ventures where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting.  In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions.  We account for investments in joint ventures where we have virtually no influence over financial and operational matters using the cost method of accounting.  In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue.  All of our investments in joint ventures are subject to our impairment review policy.

We report noncontrolling interests as a separate component of consolidated equity and net income attributable to the noncontrolling interests is included in consolidated net income. The attribution of net income between controlling and noncontrolling interests is disclosed on the accompanying consolidated statements of operations.

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

Organization Costs

Organization costs included, among other things, the cost of organizing us as a Delaware statutory trust, including the cost of legal services and other fees pertaining to our organization. All organization costs were funded by our Investment Manager and its affiliates and there was no liability for organization costs to us until we met the minimum offering requirement on November 12, 2013. Organization costs were expensed when incurred, subject to the terms of the Trust Agreement.

Offering Costs

Offering costs included, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the public offering of our Shares. All offering costs were funded by our Investment Manager and its affiliates and there was no liability for offering costs to us until we met the minimum offering requirement on November 12, 2013. Offering costs were charged directly to shareholders’ equity as offering proceeds were raised, subject to the terms of the Trust Agreement.

Upfront Sales Commissions and Sales Commission Trail

We paid upfront sales commissions on Class A shares sold in the offering of up to 5.0% of gross offering proceeds from the sale of such Class A shares. We also pay an annual sales commission trail of 0.75% of offering proceeds from the sale of our Class A shares (net of dealer-manager fees and upfront sales commissions), payable quarterly commencing on the 13th month following acceptance of subscription for such Class A shares. We will continue to pay the sales commission trail with respect to Class A shares until the earlier to occur of: (i) total sales commissions and dealer-manager fees paid with respect to the Class A shares following the completion of the offering equal 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering, (ii) such shares are repurchased or transferred or (iii) our entry into our wind down period. The upfront sales commissions and the sales commission trail were charged directly to shareholders’ equity upon acceptance of subscription. As the sales commission trail is expected to be paid over a period of

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

approximately 4 years, we recorded the sales commission trail at its present value upon acceptance of subscription with a corresponding commission payable included in accrued expenses and other liabilities on our consolidated balance sheets. Interest expense accreted with respect to the commission payable was allocated only to Class A shares.

Net Loss Per Share

Our capital structure consists of only common shares outstanding. As a result, net loss per share, as presented, represents both basic and fully diluted for the period presented in the consolidated financial statements. We calculate net loss per share using the two-class method to reflect the different classes of our Shares. Net loss per Class A share and Class I share is calculated by dividing the net loss attributable to additional Class A and I shareholders by the respective weighted-average number of shares issued and outstanding during the presented periods.  The net loss allocation for the Class I shares excludes interest expense of $9,996 and $159 related to the sales commission trail during 2014 and for the period from the Initial Closing Date through December 31, 2013, respectively, which is only applicable to the Class A shareholders.

Distribution Fee

We pay an annual distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering. We will continue to pay the distribution fee with respect to Class I shares until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equal 10% of gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee is payable monthly. As we estimated the distribution fee is to be paid over a period of approximately 7 years before we enter into our wind down period, we recorded the distribution fee upon acceptance of subscription with a corresponding distribution fee payable included in accrued expenses and other liabilities on our consolidated balance sheets.

Debt Financing Costs

Expenses associated with the incurrence of debt are capitalized and amortized to interest expense over the term of the debt instrument using the effective interest rate method. These costs are included in other assets on our consolidated balance sheets.

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair market value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in our consolidated statements of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset.  The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

Each equipment lease we enter into is classified as either a finance lease or an operating lease, based upon the terms of each lease.  The estimated residual value is a critical component of and can directly influence the determination as to whether a lease is classified as an operating lease or a finance lease.

For finance leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment.  Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on a straight-line basis over the lease term.  Billed operating lease receivables are included in accounts receivable until collected or written off. We record a reserve if we deem any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis is recognized as either deferred revenue or other assets, as appropriate. Initial direct costs are capitalized as a component of the cost of the equipment and depreciated over the lease term.

Notes Receivable and Revenue Recognition

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations. Our notes receivable may contain a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, will be added to the principal balance of the note receivable and is recorded as income.

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Investment Manager monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Investment Manager may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Investment Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Investment Manager then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

December 31, 2014

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

When our Investment Manager deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings.  We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We pay acquisition fees to our Investment Manager of 2.5% of the purchase price of the investment made in Capital Assets by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Assets over the amount of the investment, if any.  The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed in our consolidated statements of operations.

Income Taxes

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual shareholders rather than our business as a whole.  We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest, if any, associated with income taxes are included in general and administrative expense on the consolidated statements of operations.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  We did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates primarily include the determination of credit loss reserves, impairment losses and residual values.  Actual results could differ from those estimates.

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

December 31, 2014

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items. The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

(3)   Net Investment in Note Receivable

Net investment in note receivable consisted of the following:

Year Ended
December 31, 2014
Principal outstanding	$2,500,000
Initial direct costs	191,229
Deferred fees	(47,742)
Net investment in note receivable	$2,643,487

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

Assets for which Fair Value is Disclosed

Certain of our financial assets, which include a fixed-rate note receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and are supported by little or no market data and is therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of this financial asset. Fair value information with respect to certain of our other assets is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease-related investments, approximates fair value due to their short-term maturities and variable interest rates.

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. Principal outstanding on the fixed-rate note receivable was discounted at a rate of 10% per year as of December 31, 2014. As of December 31, 2014, the fair value of the fixed-rate note receivable approximates the

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

carrying value at $2,500,000.

(4)   Net Investment in Finance Lease

 Net investment in finance lease consisted of the following:

Year Ended
December 31, 2014
Minimum rents receivable	$9,558,326
Estimated unguaranteed residual value	1,600,345
Initial direct costs	189,202
Unearned income	(1,753,388)
Net investment in finance lease	$9,594,485

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

Non-cancelable minimum annual amounts due on investment in finance leases over the next five years consisted of the following at December 31, 2014:

Years Ending December 31,
2015	$3,391,664
2016	3,699,997
2017	2,466,665
2018	-
2019	-
$9,558,326

(5)   Investment in Joint Ventures

On September 12, 2013, ICON Murray VI, LLC (“ICON Murray VI”), a joint venture owned by us, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Investment Manager, and Fund Twelve purchased mining equipment for approximately $15,107,000. The equipment is subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”), which expires on September 30, 2015. On December 1, 2013 and February 1, 2014, we contributed capital of approximately $934,000 and $1,726,000, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to our second capital contribution, the joint venture is owned 19.8% by us, 67% by Fund Eleven and 13.2% by Fund Twelve.

Information as to the results of operations of ICON Murray VI is summarized as follows:

	Year Ended	Period from November 12, 2013 (Initial Closing Date) through December 31, 2013
	December 31, 2014
Revenue	$7,626,150	$2,309,029
Net income	$1,173,789	$403,432
Our share of net income	$191,348	$6,262

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

On March 4, 2014, ICON Blackhawk, LLC (“ICON Blackhawk”), a joint venture owned 10% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 15% by Fund Fifteen purchased mining equipment from an affiliate of Spurlock Mining, LLC (f/k/a Blackhawk Mining, LLC) (“Spurlock”). Simultaneously, the mining equipment was leased to Spurlock and its affiliates for four years. The aggregate purchase price for the mining equipment of approximately $25,359,000 was funded by approximately $17,859,000 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was approximately $1,796,000.

Information as to the results of operations of ICON Blackhawk is summarized as follows:

Year Ended
December 31, 2014
Revenue	$2,338,049
Net income	$1,839,698
Our share of net income	$185,965

On March 28, 2014, ICON 1845, LLC (“ICON 1845”), a joint venture owned 12.5% by us, 60% by Fund Twelve and 27.5% by Fund Fifteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was approximately $1,485,000. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of approximately $1,500,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000.

Information as to the results of operations of ICON 1845 is summarized as follows:

Year Ended
December 31, 2014
Revenue	$1,224,865
Net income	$1,223,226
Our share of net income	$153,958

(6)   Revolving Line of Credit, Recourse

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2014, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At December 31, 2014, we had $1,311,479 available under the Facility pursuant to the borrowing base.

We are in the process of extending the term of our Facility. However, there can be no assurance that we and CB&T will finalize such extension.

(7)   Transactions with Related Parties

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

We have entered into certain agreements with our Investment Manager and ICON Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid or pay ICON Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We will continue to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee is paid monthly in arrears. No dealer-manager or distribution fees were or will be paid on any Shares sold pursuant to the DRIP.

Our Managing Owner also has a 1% interest in our profits, losses, distributions and liquidation proceeds, subject to increase based on our investors achieving a preferred return. In addition, our Investment Manager and its affiliates were reimbursed for a portion of the organization and offering expenses incurred in connection with our organization and offering of Shares and will be reimbursed for administrative expenses incurred in connection with our operations. The reimbursement of organization and offering expenses was capped at the lesser of 1.44% of the maximum primary offering amount of $241,000,000 and the actual costs and expenses incurred by our Investment Manager and its affiliates. As of December 31, 2014, our Investment Manager and its affiliates incurred organization and offering costs of $1,747,917 on our behalf in accordance with the terms of our Trust Agreement. Of this amount, our Investment Manager has sought reimbursement of $239,758, which is included in due to Investment Manager and affiliates on our consolidated balance sheets as of December 31, 2014. The decision to pay organization and offering costs on our behalf and the decision to seek reimbursement for such costs was solely at the discretion of our Investment Manager and its affiliates. Accordingly, our Investment Manager and its affiliates have determined not to seek reimbursement for the remaining $1,508,159 of organization and offering costs from us.

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

We paid distributions to our Managing Owner of $8,562 and $158 for the year ended December 31, 2014 and for the period from the Initial Closing Date through December 31, 2013, respectively.  Additionally, our Managing Owner’s interest in the net loss attributable to us was $3,006 and $1,004 for the year ended December 31, 2014 and for the period from the Initial Closing Date through December 31, 2013, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Year Ended December 31, 2014	Period from November 12, 2013 (Initial Closing Date) through December 31, 2013
Entity	Capacity	Description
ICON Capital, LLC	Investment Manager	Offering expense
		reimbursements (1)	$142,489	$18,933
ICON Capital, LLC	Investment Manager	Organization cost
		reimbursements (2)	7,248	1,170
ICON Capital, LLC	Investment Manager	General and administrative
		reimbursements (2)	48,126	1,625
ICON Capital, LLC	Investment Manager	Management fees (2)	103,221	1,468
ICON Securities, LLC	Dealer-manager	Dealer-manager and
		distribution fees (1)	304,055	42,390
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	615,929	79,912
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	440,599	-
			$1,661,667	$145,498
(1) Amount charged directly to shareholders' equity.
(2) Amount charged directly to operations.
(3) Amount capitalized and amortized to operations.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

At December 31, 2014, we had a net payable of $945,186 due to our Investment Manager and its affiliates that primarily consisted of administrative expense reimbursements of approximately $649,000, management fees of approximately $105,000 and acquisition fees of approximately $102,000. At December 31, 2013, we had a net payable of $105,564 due to our Investment Manager and its affiliates that primarily consisted of administrative expense reimbursements of approximately $80,000 and offering expenses of approximately $19,000.

(8)   Concentrations of Risks

In the normal course of business, we are exposed to two significant types of economic risk: credit and market.  Credit risk is the risk of a borrower, lessee or other counterparty’s inability or unwillingness to make contractually required payments.  Concentrations of credit risk with respect to borrowers, lessees or other counterparties are dispersed across different industry segments within the United States and throughout the world.

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

For the year ended December 31, 2014, we had one lessee and one borrower that accounted for 100.0% of our finance income. Our income from investment in joint ventures was derived from our investment in three joint ventures.

For the period from the Initial Closing Date through December 31, 2013, our income from investment in joint ventures was derived from our investment in one joint venture.

As of December 31, 2014, we had one lessee and one borrower that accounted for approximately 59.6% of total assets.  Additionally, we had three lessees through our joint venture investments that accounted for approximately 19.9% of total assets.

At December 31, 2013, we had one lessee through our joint venture investment that accounted for approximately 46.2% of total assets.

(9)   Geographic Information

From the Initial Closing Date through December 31, 2014, we invested in three joint ventures, one finance lease and one note receivable, all of which the assets owned are located in and generated revenue in the United States.

(10) Commitments and Contingencies

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

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

Our Investment Manager and its affiliates were reimbursed for a portion of the organization and offering expenses incurred in connection with our organization and offering of Shares and will be reimbursed for administrative expenses incurred in connection with our operations. The reimbursement of organization and offering expenses was capped at the lesser of 1.44% of the maximum primary offering amount of $241,000,000 and the actual costs and expenses incurred by our Investment Manager and its affiliates. As of December 31, 2014, our Investment Manager and its affiliates incurred organization and offering costs of $1,747,917 on our behalf in accordance with the terms of our Trust Agreement. Of this amount, our Investment Manager has sought reimbursement of $239,758, which is included in due to Investment Manager and affiliates on our consolidated balance sheets as of December 31, 2014. The decision to pay organization and offering costs on our behalf and the decision to seek reimbursement for such costs was solely at the discretion of our Investment Manager and its affiliates. Accordingly, our Investment Manager and its affiliates have determined not to seek reimbursement for the remaining $1,508,159 of organization and offering costs from us.

(11) Income Tax Reconciliation (unaudited)

At December 31, 2014 and 2013, shareholders’ capital included in the consolidated financial statements totaled $14,482,488 and $1,745,939, respectively. Shareholders’ capital for federal income tax purposes at December 31, 2014 and 2013 totaled $15,826,834 and $1,736,930, respectively. The difference arises primarily from organization and offering expenses reported as a reduction in shareholder’s capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in tax income (loss) from joint ventures primarily related to differences in depreciation and amortization between financial reporting purposes and federal income tax reporting purposes.

The following table reconciles net loss attributable to us for financial statement reporting purposes to net income (loss) attributable to us for federal income tax purposes for the year ended December 31, 2014 and for the period from the Initial Closing Date through December 31, 2013:

	Year Ended December 31, 2014	Period from November 12, 2013 (Initial Closing Date) through December 31, 2013

Net loss attributable to Fund Sixteen per financial statements	$(300,597)	$(100,379)
Organization and offering expenses	135,300	55,395
Tax income (loss) from joint ventures	835,927	(6,262)
Other	147,653	(181,282)
Net income (loss) attributable to Fund Sixteen for federal income tax purposes	$818,283	$(232,528)

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2014

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2014, as well as the financial statements for our Managing Owner, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

Our Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Managing Owner assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Owner believes that, as of December 31, 2014, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Owner’s internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Title
Michael A. Reisner	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	42	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	44	Managing Director and Principal Financial and Accounting Officer
Blake E. Estes	41	Senior Managing Director and Counsel

Biographical information regarding the officers and directors of our Managing Owner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager, ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”), was formed in 1985. Our Investment Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	42	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	44	Managing Director and Principal Financial and Accounting Officer
Blake E. Estes	41	Senior Managing Director and Counsel
Harry Giovani	40	Managing Director and Chief Credit Officer

On January 9, 2015, Craig A. Jackson resigned as Managing Director and member of the investment committee of our Investment Manager. Following his resignation, the investment committee consists of Michael A. Reisner, Mark Gatto and Harry Giovani.

Michael A. Reisner, Co-Chairman, Co-CEO, Co-President and Director, joined ICON Capital in 2001. Prior to purchasing the company in 2008, Mr. Reisner held various positions in the firm, including Executive Vice President and Chief Financial Officer, General Counsel and Executive Vice President of Acquisitions. Before his tenure with ICON Capital, Mr. Reisner was an attorney from 1996 to 2001 with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

Mark Gatto, Co-Chairman, Co-CEO, Co-President and Director, originally joined ICON Capital in 1999. Prior to purchasing the company in 2008, Mr. Gatto held various positions in the firm, including Executive Vice President and Chief Acquisitions Officer, Executive Vice President - Business Development and Associate General Counsel. Before his tenure with ICON Capital, he was an attorney with Cella & Goldstein in New Jersey, concentrating on commercial transactions and general litigation matters. Additionally, he was Director of Player Licensing for the Topps Company and in 2003, he co-founded a specialty business consulting firm in New York City, where he served as managing partner before re-joining ICON Capital in 2005. Mr. Gatto received an M.B.A. from the W. Paul Stillman School of Business at Seton Hall University, a J.D. from Seton Hall University School of Law, and a B.S. from Montclair State University.

Christine H. Yap, Managing Director and Principal Financial and Accounting Officer, joined ICON Capital in May 2013 as a Senior Director of Accounting and Finance and was promoted to Principal Financial and Accounting Officer in September 2014. Prior to joining ICON Capital, Ms. Yap was previously a Vice President and Fund Controller at W.P. Carey Inc. from October 2011 to December 2012. Prior to W.P. Carey, from June 1997 to October 2011, Ms. Yap was employed by PricewaterhouseCoopers LLP, rising to the level of Director. Ms. Yap received a B.S. in Accounting from Meredith College and an M.S. in Accounting from the University of Rhode Island and is a certified public accountant.

Blake E. Estes, Senior Managing Director and Counsel, joined ICON Capital in January 2011. Prior to joining ICON Capital, Mr. Estes was Associate General Counsel for JWM Partners, LLC, an SEC-registered manager of hedge funds and managed accounts that employed relative value arbitrage and macro trading strategies, where he was lead counsel for the front office trading and operations groups. Previously, Mr. Estes was an attorney with Sidley Austin LLP (2004 to 2006) and Cadwalader, Wickersham & Taft LLP (2000 to 2004) where his practice focused on structured credit products and credit and commodity derivatives.  Mr. Estes received a J.D. from Georgetown University Law Center where he was an Olin Fellow and a B.A. in Economics from the University of Texas at Austin.

Harry Giovani, Managing Director and Chief Credit Officer, joined ICON Capital in 2008. Most recently, from March 2007 to January 2008, he was Vice President for FirstLight Financial Corporation, responsible for underwriting and syndicating middle market leveraged loan transactions. Previously, he spent three years at GE Commercial Finance, initially as an Assistant Vice President in the Intermediary Group, where he was responsible for executing middle market transactions in a number of industries including manufacturing, steel, paper, pharmaceutical, technology, chemicals and automotive, and later as a Vice President in the Industrial Project Finance Group, where he originated highly structured project finance transactions. He started his career at Citigroup’s Citicorp Securities and CitiCapital divisions, where he spent six years in a variety of roles of increasing responsibility including underwriting, origination and strategic marketing / business development. Mr. Giovani graduated from Cornell University in 1996 with a B.S. in Finance.

Code of Ethics

Our Investment Manager, on our behalf, has adopted a code of ethics for its Co-Chief Executive Officers and Principal Financial and Accounting Officer.  The Code of Ethics is available free of charge by requesting it in writing from our Investment Manager.  Our Investment Manager's address is 3 Park Avenue, 36th Floor, New York, New York 10016.

Item 11. Executive Compensation

We have no directors or officers. Our Investment Manager and affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Year Ended December 31, 2014	Period from November 12, 2013 (Initial Closing Date) through December 31, 2013
Entity	Capacity	Description
ICON Capital, LLC	Investment Manager	Offering expense
		reimbursements (1)	$142,489	$18,933
ICON Capital, LLC	Investment Manager	Organization cost
		reimbursements (2)	7,248	1,170
ICON Capital, LLC	Investment Manager	General and administrative
		reimbursements (2)	48,126	1,625
ICON Capital, LLC	Investment Manager	Management fees (2)	103,221	1,468
ICON Securities, LLC	Dealer-manager	Dealer-manager and
		distribution fees (1)	304,055	42,390
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	615,929	79,912
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	440,599	-
			$1,661,667	$145,498

(1) Amount charged directly to shareholders' equity.
(2) Amount charged directly to operations. (3) Amount capitalized and amortized to operations.

Our Managing Owner has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our Managing Owner of $8,562 and $158 for the year ended December 31, 2014 and for the period from the Initial Closing Date through December 31, 2013, respectively. Additionally, our Managing Owner’s interest in the net loss attributable to us was $3,006 and $1,004 for the year ended December 31, 2014 and for the period from the Initial Closing Date through December 31, 2013, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Managing Owner and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)   As of March 13, 2015, no directors or officers of our Managing Owner own any of our equity securities.

(c)   Neither we nor our Managing Owner are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See “Item 11. Executive Compensation” for a discussion of our related party transactions.  See Notes 5 and 7 to our consolidated financial statements for a discussion of our investment in joint ventures and transactions with related parties, respectively.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2014 and 2013, our auditors provided audit services relating to our Registration Statement on Form S-1, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  The following table presents the fees for audit services rendered by Ernst & Young LLP for the years ended December 31, 2014 and 2013:

	2014	2013
Audit fees	$149,050	$82,300
Tax fees	44,835	-
	$193,885	$82,300

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

4.1    Form of Third Amended and Restated Trust Agreement of Registrant (Incorporated by reference to Exhibit A to Registrant’s Prospectus Supplement No. 4 filed with the SEC on April 2, 2014 (File No.333-185144)).

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

March 17, 2015

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

March 17, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)