Form 10-Q
period 2015-03-31
ICON ECI Fund Sixteen
filed 2015-05-08
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)
Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes o No ☑
Number of outstanding Class A and Class I shares of the registrant on May 5, 2015 is 17,189 and 410, respectively.

ICON ECI Fund Sixteen

PART I - FINANCIAL INFORMATION	Page
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statement of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 5
Item 2. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	20

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Cash	$4,928,443	$4,249,074
Net investment in note receivable	2,637,317	2,643,487
Net investment in finance lease	8,908,560	9,594,485
Investment in joint ventures	3,511,802	4,094,120
Other assets	105,279	15,515
Total assets	$20,091,401	$20,596,681
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates	$1,066,760	$945,186
Accrued expenses and other liabilities	615,615	580,337
Total liabilities	1,682,375	1,525,523

Commitments and contingencies (Note 8)

Equity:
Shareholders' capital
Class A	13,828,613	14,143,865
Class I	331,186	338,623
Total shareholders' capital	14,159,799	14,482,488
Noncontrolling interests	4,249,227	4,588,670
Total equity	18,409,026	19,071,158
Total liabilities and equity	$20,091,401	$20,596,681

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Finance income	$295,404	$-
Income from investment in joint ventures	48,345	65,231
Total revenue	343,749	65,231

Expenses:
Management fees	41,060	12,286
Administrative expense reimbursements	122,855	175,593
General and administrative	43,425	54,823
Interest	7,945	4,165
Organization costs	-	3,173
Total expenses	215,285	250,040
Net income (loss)	128,464	(184,809)
Less: net income attributable to noncontrolling interests	104,557	-
Net income (loss) attributable to Fund Sixteen	$23,907	$(184,809)

Net income (loss) attributable to Fund Sixteen allocable to:
Additional Class A and Class I shareholders	$23,668	$(182,961)
Managing Owner	239	(1,848)
	$23,907	$(184,809)

Additional Class A shares:
Net income (loss) attributable to Fund Sixteen allocable to additional Class A shareholders	$23,019	$(180,661)
Weighted average number of additional Class A shares outstanding	17,189	5,053
Net income (loss) attributable to Fund Sixteen per weighted average additional Class A share	$1.34	$(35.76)

Additional Class I shares:
Net income (loss) attributable to Fund Sixteen allocable to additional Class I shareholders	$649	$(2,300)
Weighted average number of additional Class I shares outstanding	410	65
Net income (loss) attributable to Fund Sixteen per weighted average additional Class I share	$1.58	$(35.65)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statement of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Additional Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2014	0.001	$(12,729)	17,189	$14,156,594	17,189	$14,143,865	410	$338,623	$4,588,670	17,599	$19,071,158
Net income	-	239	-	23,019	-	23,258	-	649	104,557	-	128,464
Distributions	-	(3,466)	-	(335,044)	-	(338,510)	-	(8,086)	(444,000)	-	(790,596)
Balance, March 31, 2015	0.001	$(15,956)	17,189	$13,844,569	17,189	$13,828,613	410	$331,186	$4,249,227	17,599	$18,409,026
(unaudited)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$128,464	$(184,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Finance income	20,278	-
Income from investment in joint ventures	(48,345)	(65,231)
Interest expense from amortization of debt financing costs	3,709	3,650
Interest expense, other	4,236	515
Changes in operating assets and liabilities:
Other assets	(93,473)	-
Due to Investment Manager and affiliates, net	121,574	226,442
Accrued expenses and other liabilities	31,042	7,946
Distributions from joint ventures	85,550	45,614
Net cash provided by operating activities	253,035	34,127
Cash flows from investing activities:
Principal received on finance lease	671,817	-
Investment in joint ventures	-	(4,904,295)
Distributions received from joint ventures in excess of profit	545,113	247,794
Net cash provided by (used in) investing activities	1,216,930	(4,656,501)
Cash flows from financing activities:
Sale of Class A and Class I shares	-	5,968,452
Sales and offering expenses paid	-	(383,902)
Distributions to noncontrolling interests	(444,000)	-
Distributions to shareholders	(346,596)	(62,134)
Net cash (used in) provided by financing activities	(790,596)	5,522,416
Net increase in cash	679,369	900,042
Cash, beginning of period	4,249,074	1,027,327
Cash, end of period	$4,928,443	$1,927,369

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses payable to Investment Manager charged to equity	$-	$55,919
Sales commission trail payable to third parties	$-	$148,889
Acquisition fee payable to Investment Manager	$-	$101,524
Distribution payable to Managing Owner	$-	$288

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2015

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

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to ICON Investment Group, LLC (the “Initial Shareholder”). From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders,  of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions.  From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees of $347,547 to CĪON Securities, LLC, formerly known as ICON Securities, LLC, the dealer-manager of our offering and an affiliate of our Investment Manager (“CĪON Securities”). In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.

(2)   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. In the opinion of our Managing Owner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Annual Report on Form 10-K for the year ended December 31, 2014. The results for the interim period are not necessarily indicative of the results for the full year.

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

March 31, 2015

(unaudited)

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

In April 2015, FASB issued ASU No. 2015-03,  Interest – Imputation of Interest (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. ASU 2015-03 will be applied on a retrospective basis. The adoption of ASU 2015-03 becomes effective for us on January 1, 2016, including interim periods within that reporting period.  Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

(3)   Net Investment in Note Receivable

Net investment in note receivable consisted of the following:

	March 31, 2015	December 31, 2014
Principal outstanding	$2,500,000	$2,500,000
Initial direct costs	183,006	191,229
Deferred fees	(45,689)	(47,742)
Net investment in note receivable	$2,637,317	$2,643,487

Assets for which Fair Value is Disclosed

Certain of our financial assets, which include a fixed-rate note receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and are supported by little or no market data and is therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of this financial asset. Fair value information with respect to certain of our other assets is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities.

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. Principal outstanding on the fixed-rate note receivable was discounted at a rate of 10.68% per year as of March 31, 2015. As of March 31, 2015, the fair value of the fixed-rate note receivable was estimated to be $2,550,000.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

(4)   Net Investment in Finance Lease

 Net investment in finance lease consisted of the following:

	March 31, 2015	December 31, 2014
Minimum rents receivable	$8,633,327	$9,558,326
Estimated unguaranteed residual value	1,600,345	1,600,345
Initial direct costs	161,786	189,202
Unearned income	(1,486,898)	(1,753,388)
Net investment in finance lease	$8,908,560	$9,594,485

(5)   Investment in Joint Ventures

As of March 31, 2015 and December 31, 2014, we had investments in three joint ventures, which are accounted for under the equity method of accounting.

Information as to the results of operations of ICON Murray VI, LLC (“ICON Murray VI”) is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$1,906,537	$1,906,537
Net (loss) income	$(152,379)	$331,198
Our share of net (loss) income	$(37,205)	$45,614

Information as to the results of operations of ICON Blackhawk, LLC is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$706,896	$231,913
Net income	$446,084	$177,977
Our share of net income	$45,190	$17,985

Information as to the results of operations of ICON 1845, LLC is summarized as follows:

	Three Months Ended March 31,
	2015	2014
Revenue	$397,195	$13,788
Net income	$320,279	$12,957
Our share of net income	$40,360	$1,631

(6)   Revolving Line of Credit, Recourse

On March 31, 2015, we extended our revolving line of credit of up to $5,000,000 (the “Facility”) with California Bank & Trust (“CB&T”) through May 30, 2017. As part of such extension, we paid debt financing costs of $19,000. The Facility is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”)

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At March 31, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At March 31, 2015, we had $1,553,019 available under the Facility pursuant to the borrowing base.

(7)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CĪON Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid or pay CĪON Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We will continue to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee is paid monthly in arrears. No dealer-manager or distribution fees were or will be paid on any Shares sold pursuant to the DRIP.

Our Managing Owner also has a 1% interest in our profits, losses, distributions and liquidation proceeds, subject to increase based on our investors achieving a preferred return. In addition, our Investment Manager and its affiliates were reimbursed for a portion of the organization and offering expenses incurred in connection with our organization and offering of Shares and will be reimbursed for administrative expenses incurred in connection with our operations. The reimbursement of organization and offering expenses was capped at the lesser of 1.44% of the maximum primary offering amount of $241,000,000 and the actual costs and expenses incurred by our Investment Manager and its affiliates. Through the end of our offering period, our Investment Manager and its affiliates incurred, on our behalf, organization and offering expenses of $1,759,237, of which our Investment Manager and its affiliates determined only to seek reimbursement of $239,758. As of March 31, 2015 and December 31, 2014, $52,144 of such amount is included in due to Investment Manager and affiliates on our consolidated balance sheets.

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

We paid distributions to our Managing Owner of $3,466 and $625 for the three months ended March 31, 2015 and 2014, respectively.  Additionally, our Managing Owner’s interest in the net income (loss) attributable to us was $239 and $(1,848) for the three months ended March 31, 2015 and 2014, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

			Three Months Ended March 31,
Entity	Capacity	Description	2015	2014
ICON Capital, LLC	Investment Manager	Offering expense
		reimbursements (1)	$-	$55,919
ICON Capital, LLC	Investment Manager	Organization cost
		reimbursements (2)	-	3,173
ICON Capital, LLC	Investment Manager	General and administrative
		reimbursements (2)	-	34,393
ICON Capital, LLC	Investment Manager	Management fees (2)	41,060	12,286
CĪON Securities, LLC	Dealer-manager	Dealer-manager and
		distribution fees (1)	-	118,767
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	122,855	175,593
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	-	101,524
			$163,915	$501,655
(1) Amount charged directly to shareholders' equity.
(2) Amount charged directly to operations.
(3) Amount capitalized and amortized to operations.

At March 31, 2015, we had a net payable of $1,066,760 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of approximately $772,000, management fees of approximately $105,000 and acquisition fees of approximately $102,000. At December 31, 2014, we had a net payable of $945,186 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of approximately $649,000, management fees of approximately $105,000 and acquisition fees of approximately $102,000.

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

Item 2. Managing Owner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include ICON ECI Fund Sixteen and its consolidated subsidiaries.

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

Our offering period commenced on July 1, 2013 and ended on December 31, 2014. Our Managing Owner determined to cease our offering period earlier than originally anticipated as a result of lower than expected offering proceeds being raised. Our operating period commenced on January 1, 2015. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Initial Shareholder. From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions. From Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees to CĪON Securities of $347,547. In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period.

After the net offering proceeds were invested, additional investments will be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our shareholders. The investment in additional Capital Assets in this manner is called “reinvestment.” We anticipate investing and reinvesting in Capital Assets from time to time during our five year operating period, which may be extended at our Managing Owner’s discretion for up to an additional three years. After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business, during a time frame called the “wind down period.”

Our Trustee serves as our sole trustee pursuant to the Trust Agreement and has delegated to the Managing Owner all of the power and authority to manage our business and affairs, including, but not limited to, our investments in Capital Assets.  Pursuant to our investment management agreement, our Managing Owner has engaged our Investment Manager to, among other things, originate and service our investments.

Significant Transactions

We did not engage in any significant transactions since December 31, 2014.

The following table includes information on the significant transactions that we engaged in from the Initial Closing Date through March 31, 2015:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration Date	Collateral/ Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	9/30/2015	Ownership of mining equipment	$1,006,082 (2)	None	Performing
Spurlock Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$1,557,414 (2)	None	Performing
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	$948,306 (2)	None	Performing
Geokinetics, Inc.	Lease	$5,690,851	N/A	8/31/2017	Ownership of seismic testing equipment	$4,633,051 (3)	None	Performing
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	$2,637,317 (4)	None	Performing

(1) Our investment in this portfolio company is through a joint venture and is included in our consolidated balance sheets as investment in joint ventures.

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

Acquisition Fees

We incurred no acquisition fees due to our Investment Manager during the three months ended March 31, 2015. Acquisition fees payable of $101,524 is included in due to Investment Manager and affiliates on our consolidated balance sheets as of March 31, 2015.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items, which will become effective for us on January 1, 2016. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03,  Interest – Imputation of Interest, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of the carrying value of such assets or finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

As of March 31, 2015 and December 31, 2014, the net investment in finance lease amount presented on our consolidated balance sheets is secured by our ownership of seismic testing equipment. As of March 31, 2015 and December 31, 2014, the net investment in note receivable amount presented on our consolidated balance sheets is secured by a second priority security interest in all of the borrower’s assets, including trailers and equity interests.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Geokinetics, Inc.	Seismic testing equipment	81%	-
Premier Trailer Leasing, Inc.	Trailers	19%	-
		100%	-

Interest income from our net investment in note receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change
Finance income	$295,404	$-	$295,404
Income from investment in joint ventures	48,345	65,231	(16,886)
Total revenue	$343,749	$65,231	$278,518

Total revenue for the 2015 Quarter increased $278,518, or 427.0%, as compared to the 2014 Quarter.  The increase was primarily due to income generated by our investment in a new finance lease and a new note receivable subsequent to the 2014 Quarter.  The increase was partially offset by a decrease in income from investment in joint ventures primarily due to a net loss generated from our investment in ICON Murray VI during the 2015 Quarter as compared to net income generated from such investment in the 2014 Quarter.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change
Management fees	$41,060	$12,286	$28,774
Administrative expense reimbursements	122,855	175,593	(52,738)
General and administrative	43,425	54,823	(11,398)
Interest	7,945	4,165	3,780
Organization costs	-	3,173	(3,173)
Total expenses	$215,285	$250,040	$(34,755)

Total expenses for the 2015 Quarter decreased $34,755, or 13.9%, as compared to the 2014 Quarter. The decrease was due to a decrease in administrative expense reimbursements and general and administrative expenses incurred during the 2015 Quarter as compared to the 2014 Quarter. These decreases were partially offset by an increase in management fees as a result of the increase in size of our investment portfolio in the 2015 Quarter as compared to the 2014 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $104,557, from $0 in the 2014 Quarter to $104,557 in the 2015 Quarter. The increase was a result of our investment in a new finance lease subsequent to the 2014 Quarter in which ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. and ICON ECI Partners L.P., each an entity also managed by our Investment Manager, have a noncontrolling interest.

Net Income (Loss) Attributable to Fund Sixteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2015 Quarter and the 2014 Quarter was $23,907 and $(184,809), respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2015 Quarter was $1.34 and $1.58, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2014 Quarter was $35.76 and $35.65, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $505,280, from $20,596,681 at December 31, 2014 to $20,091,401 at March 31, 2015.  The decrease was primarily due to cash generated from our investments being partially used to pay distributions to our shareholders and noncontrolling interests during the 2015 Quarter.

Total Liabilities

Total liabilities increased $156,852, from $1,525,523 at December 31, 2014 to $1,682,375 at March 31, 2015.  The increase was primarily due to administrative expense reimbursements for the 2015 Quarter that were not paid as of March 31, 2015.

Equity

Equity decreased $662,132, from $19,071,158 at December 31, 2014 to $18,409,026 at March 31, 2015.  The decrease was primarily due to distributions to our shareholders, partially offset by our net income in the 2015 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2015 and December 31, 2014, we had cash of $4,928,443 and $4,249,074, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of March 31, 2015, the cash reserve was $87,348. During our offering period, which ended on December 31, 2014, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, which commenced on January 1, 2015, our main source of cash is typically from operating activities and our main use of cash is in investing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our shareholders and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

We have used the net proceeds of our offering and will use the cash generated from our investments to invest in Capital Assets located in North America and other developed markets, including those in Asia and elsewhere.  We have sought and continue to seek to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both from other structured investments.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At March 31, 2015, we had $1,553,019 available under a revolving line of credit pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 6 to our consolidated financial statements. Our Managing Owner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

From the commencement of our offering on July 1, 2013 through the completion of our offering on December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions.  From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees to CĪON Securities of $347,547. In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.

Cash Flows

Operating Activities

Cash provided by operating activities increased $218,908, from $34,127 in the 2014 Quarter to $253,035 in the 2015 Quarter. The increase was primarily due to net income realized during the 2015 Quarter compared to a net loss during the 2014 Quarter and increased distributions received from our joint ventures. These increases were partially offset by changes in other assets and liabilities from period to period due to the timing of payments and collections.

Investing Activities

Cash flows from investing activities increased $5,873,431, from a use of cash of $4,656,501 in the 2014 Quarter to a source of cash of $1,216,930 in the 2015 Quarter. The increase was due to (i) no new investments made in the 2015 Quarter, (ii) principal received on our finance lease that we entered into subsequent to the 2014 Quarter and (iii) an increase in distributions received from our joint ventures in excess of profit.

Financing Activities

Cash flows from financing activities decreased $6,313,012, from a source of cash of $5,522,416 in the 2014 Quarter to a use of cash of $790,596 in the 2015 Quarter. The decrease was primarily due to (i) our offering period ending on December 31, 2014 resulting in no cash generated from the sale of Shares in the 2015 Quarter, (ii) an increase in distributions to our shareholders and (iii) distributions to noncontrolling interests related to a consolidated subsidiary that we invested in during September 2014.

Financings and Borrowings

Revolving Line of Credit, Recourse

On March 31, 2015, we extended our Facility through May 30, 2017. As part of such extension, we paid debt financing costs of $19,000. The Facility is secured by all of our assets not subject to a first priority lien.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At March 31, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At March 31, 2015, we had $1,553,019 available under the Facility pursuant to the borrowing base.

Distributions

We, at our Managing Owner’s discretion, pay monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission and expect to continue to pay such distributions until the termination of our operating period.  During the 2015 Quarter, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $3,466, $335,044 and $8,086, respectively. During the 2014 Quarter, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $625, $60,524 and $1,273, respectively. We also paid distributions to our noncontrolling interests of $444,000 in the 2015 Quarter. We had no noncontrolling interests during the 2014 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at March 31, 2015.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2015, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended March 31, 2015.

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

10.3	Loan Modification Agreement, by and between California Bank & Trust and ICON ECI Fund Sixteen, dated as of March 31, 2015.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

May 7, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)