Form 10-Q
period 2015-06-30
ICON ECI Fund Sixteen
filed 2015-08-06
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)
Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes o No ☑
Number of outstanding Class A and Class I shares of the registrant on August 4, 2015 is 17,189 and 410, respectively.

ICON ECI Fund Sixteen

PART I - FINANCIAL INFORMATION	Page
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 5
Item 2. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Signatures	21

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash	$3,864,580	$4,249,074
Net investment in note receivable	2,631,079	2,643,487
Net investment in finance lease	8,169,205	9,594,485
Investment in joint ventures	3,237,983	4,094,120
Due from Investment Manager and affiliates	317,691	-
Other assets	147,050	15,515
Total assets	$18,367,588	$20,596,681
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates	$-	$945,186
Accrued expenses and other liabilities	564,207	580,337
Total liabilities	564,207	1,525,523

Commitments and contingencies (Note 8)

Equity:
Shareholders' capital
Class A	13,560,038	14,143,865
Class I	324,949	338,623
Total shareholders' capital	13,884,987	14,482,488
Noncontrolling interests	3,918,394	4,588,670
Total equity	17,803,381	19,071,158
Total liabilities and equity	$18,367,588	$20,596,681

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Finance income	$281,722	$-	$577,126	$-
Income from investment in joint ventures	221,547	133,774	269,892	199,005
Total revenue	503,269	133,774	847,018	199,005

Expenses:
Management fees	41,065	22,087	82,125	34,373
Administrative expense reimbursements	113,980	151,480	236,835	327,073
General and administrative	152,398	99,680	195,823	154,502
Interest	6,518	5,765	14,463	9,930
Organization costs	-	2,401	-	5,575
Total expenses	313,961	281,413	529,246	531,453
Net income (loss)	189,308	(147,639)	317,772	(332,448)
Less: net income attributable to noncontrolling interests	105,661	-	210,218	-
Net income (loss) attributable to Fund Sixteen	$83,647	$(147,639)	$107,554	$(332,448)

Net income (loss) attributable to Fund Sixteen allocable to:
Additional Class A and Class I shareholders	$82,810	$(146,162)	$106,478	$(329,123)
Managing Owner	837	(1,477)	1,076	(3,325)
	$83,647	$(147,639)	$107,554	$(332,448)

Additional Class A shares:
Net income (loss) attributable to Fund Sixteen allocable to
additional Class A shareholders	$80,781	$(143,841)	$103,800	$(324,502)
Weighted average number of additional Class A shares outstanding	17,189	10,645	17,189	7,864
Net income (loss) attributable to Fund Sixteen per weighted
average additional Class A share	$4.70	$(13.51)	$6.04	$(41.26)

Additional Class I shares:
Net income (loss) attributable to Fund Sixteen allocable to
additional Class I shareholders	$2,029	$(2,321)	$2,678	$(4,621)
Weighted average number of additional Class I shares outstanding	410	174	410	120
Net income (loss) attributable to Fund Sixteen per weighted
average additional Class I share	$4.95	$(13.32)	$6.53	$(38.62)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Additional Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2014	0.001	$(12,729)	17,189	$14,156,594	17,189	$14,143,865	410	$338,623	$4,588,670	17,599	$19,071,158
Net income	-	239	-	23,019	-	23,258	-	649	104,557	-	128,464
Distributions	-	(3,466)	-	(335,044)	-	(338,510)	-	(8,086)	(444,000)	-	(790,596)
Balance, March 31, 2015	0.001	(15,956)	17,189	13,844,569	17,189	13,828,613	410	331,186	4,249,227	17,599	18,409,026
(unaudited)
Net income	-	837	-	80,781	-	81,618	-	2,029	105,661	-	189,308
Investment by noncontrolling	-	-	-	-	-	-	-	-	17,163	-	17,163
interests
Distributions	-	(3,585)	-	(346,608)	-	(350,193)	-	(8,266)	(453,657)	-	(812,116)
Balance, June 30, 2015	0.001	$(18,704)	17,189	$13,578,742	17,189	$13,560,038	410	$324,949	$3,918,394	17,599	$17,803,381
(unaudited)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$317,772	$(332,448)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Finance income	42,152	-
Income from investment in joint ventures	(269,892)	(199,005)
Interest expense from amortization of debt financing costs	5,895	7,400
Interest expense, other	8,568	2,529
Changes in operating assets and liabilities:
Other assets	(137,430)	-
Due to/from Investment Manager and affiliates, net	(1,262,877)	409,662
Accrued expenses and other liabilities	(24,698)	31,234
Distributions from joint ventures	307,096	179,389
Net cash (used in) provided by operating activities	(1,013,414)	98,761
Cash flows from investing activities:
Principal received on finance lease	1,395,536	-
Investment in joint ventures	(15,976)	(4,904,295)
Distributions received from joint ventures in excess of profit	834,909	697,683
Net cash provided by (used in) investing activities	2,214,469	(4,206,612)
Cash flows from financing activities:
Sale of Class A and Class I shares	-	11,537,591
Sales and offering expenses paid	-	(736,112)
Investment in joint ventures by noncontrolling interests	17,163	-
Distributions to noncontrolling interests	(897,657)	-
Distributions to shareholders	(705,055)	(274,593)
Net cash (used in) provided by financing activities	(1,585,549)	10,526,886
Net (decrease) increase in cash	(384,494)	6,419,035
Cash, beginning of period	4,249,074	1,027,327
Cash, end of period	$3,864,580	$7,446,362

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses payable to Investment Manager charged to equity	$-	$105,921
Distribution fees payable to dealer-manager	$-	$5,323
Distribution payable to Managing Owner	$-	$2,121
Sales commission trail payable to third parties	$-	$289,404
Acquisition fee payable to Investment Manager	$-	$101,524

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In July 2015, FASB officially deferred implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

(3)   Net Investment in Note Receivable

Net investment in note receivable consisted of the following:

	June 30, 2015	December 31, 2014
Principal outstanding	$2,500,000	$2,500,000
Initial direct costs	174,692	191,229
Deferred fees	(43,613)	(47,742)
Net investment in note receivable	$2,631,079	$2,643,487

Assets for which Fair Value is Disclosed

Certain of our financial assets, which include a fixed-rate note receivable, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of this financial asset. Fair value information with respect to certain of our other assets is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities.

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. As of June 30, 2015, the fair value of the principal outstanding on the fixed-rate note receivable was estimated to be $2,562,500 and was derived using a discount rate of 10.55% per year.

(4)   Net Investment in Finance Lease

 Net investment in finance lease consisted of the following:

	June 30, 2015	December 31, 2014
Minimum rents receivable	$7,675,268	$9,558,326
Estimated unguaranteed residual value	1,593,483	1,600,345
Initial direct costs	135,322	189,202
Unearned income	(1,234,868)	(1,753,388)
Net investment in finance lease	$8,169,205	$9,594,485

(5)   Investment in Joint Ventures

As of June 30, 2015 and December 31, 2014, we had investments in three joint ventures, which are accounted for under the equity method of accounting.

Information as to the results of operations of ICON Murray VI, LLC is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$1,906,537	$1,906,537	$3,813,074	$3,813,074
Net income	$662,658	$180,997	$510,278	$512,195
Our share of net income	$124,173	$28,804	$86,968	$74,419

Information as to the results of operations of ICON Blackhawk, LLC is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$677,973	$679,574	$1,384,869	$911,488
Net income	$509,444	$570,734	$955,528	$748,710
Our share of net income	$51,509	$57,689	$96,699	$75,674

Information as to the results of operations of ICON 1845, LLC is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$380,693	$376,466	$777,888	$390,254
Net income	$364,240	$375,657	$684,518	$388,614
Our share of net income	$45,865	$47,281	$86,225	$48,912

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

June 30, 2015

(unaudited)

base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At June 30, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At June 30, 2015, we had $1,807,783 available under the Facility pursuant to the borrowing base.

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

Our Managing Owner also has a 1% interest in our profits, losses, distributions and liquidation proceeds, subject to increase based on our investors achieving a preferred return. In addition, our Investment Manager and its affiliates were reimbursed for a portion of the organization and offering expenses incurred in connection with our organization and offering of Shares and will be reimbursed for administrative expenses incurred in connection with our operations. The reimbursement of organization and offering expenses was capped at the lesser of 1.44% of the maximum primary offering amount of $241,000,000 and the actual costs and expenses incurred by our Investment Manager and its affiliates. Through the end of our offering period, our Investment Manager and its affiliates incurred, on our behalf, organization and offering expenses of $1,759,237, of which our Investment Manager and its affiliates determined only to seek reimbursement of $239,758. As of June 30, 2015 and December 31, 2014, $0 and $52,144, respectively, of such amount was included in due to Investment Manager and affiliates on our consolidated balance sheets.

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

We paid distributions to our Managing Owner of $3,585 and $7,051 for the three and six months ended June 30, 2015, respectively. We paid or accrued distributions to our Managing Owner of $1,834 and $2,459 for the three and six months ended June 30, 2014, respectively.  Additionally, our Managing Owner’s interest in the net income attributable to us was $837 and $1,076 for the three and six months ended June 30, 2015, respectively. Our Managing Owner’s interest in the net loss attributable to us was $1,477 and $3,325 for the three and six months ended June 30, 2014, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2015	2014	2015	2014
ICON Capital, LLC	Investment Manager	Offering expense
		reimbursements (1)	$-	$50,002	$-	$105,921
ICON Capital, LLC	Investment Manager	Organization cost
		reimbursements (2)	-	2,401	-	5,575
ICON Capital, LLC	Investment Manager	General and administrative
		reimbursements (2)	-	7,251	-	41,644
ICON Capital, LLC	Investment Manager	Management fees (2)	41,065	22,087	82,125	34,373
CĪON Securities, LLC	Dealer-manager	Dealer-manager and
		distribution fees (1)	-	106,134	-	224,901
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	113,980	151,480	236,835	327,073
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	-	-	-	101,524
			$155,045	$339,355	$318,960	$841,011
(1) Amount charged directly to shareholders' equity.
(2) Amount charged directly to operations.
(3) Amount capitalized and amortized to operations.

At June 30, 2015, we had a net receivable of $317,691 due from our Investment Manager and affiliates primarily as a result of administrative expense reimbursements. In July 2015, the net receivable was satisfied. At December 31, 2014, we had a net payable of $945,186 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of approximately $649,000, management fees of approximately $105,000 and acquisition fees of approximately $102,000.

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

(9)   Subsequent Event

On July 10, 2015, a joint venture owned 10% by us, 50% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”) and 40% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), each an entity also managed by our Investment Manager, purchased auxiliary support equipment and robots used in the production of certain automobiles for approximately $9,934,000, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months.

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

After the net offering proceeds were invested, additional investments have been and will continue to be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our shareholders. The investment in additional Capital Assets in this manner is called “reinvestment.” We anticipate investing and reinvesting in Capital Assets from time to time during our five year operating period, which may be extended at our Managing Owner’s discretion for up to an additional three years. After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business, during a time frame called the “wind down period.”

Our Trustee serves as our sole trustee pursuant to the Trust Agreement and has delegated to our Managing Owner all of the power and authority to manage our business and affairs, including, but not limited to, our investments in Capital Assets.  Pursuant to the terms of our investment management agreement, our Managing Owner has engaged our Investment Manager to, among other things, originate and service our investments.

Significant Transactions

We did not engage in any significant transactions during the six months ended June 30, 2015.

The following table includes information on the significant transactions that we engaged in from the Initial Closing Date through June 30, 2015:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration Date	Collateral/ Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	9/30/2015	Ownership of mining equipment	$752,760 (2)	None	Performing
Spurlock Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$1,544,520 (2)	None	Performing
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	$940,703 (2)	None	Performing
Geokinetics, Inc.	Lease	$5,690,851	N/A	8/31/2017	Ownership of seismic testing equipment	$4,269,787 (3)	None	Performing
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	$2,631,079 (4)	None	Performing

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

Subsequent Event

On July 10, 2015, a joint venture owned 10% by us, 50% by Fund Fifteen and 40% by Fund Fourteen purchased auxiliary support equipment and robots used in the production of certain automobiles for approximately $9,934,000, which were simultaneously leased to Challenge for 60 months.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will become effective for us on January 1, 2018, including interim periods within that reporting period, following approval by FASB to defer the effective date by one year. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, which will become effective for us on January 1, 2016. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03,  Interest – Imputation of Interest, which will become effective for us on January 1, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2015-03 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transactions

As of June 30, 2015 and December 31, 2014, the net investment in finance lease amount presented on our consolidated balance sheets is secured by our ownership of seismic testing equipment. As of June 30, 2015 and December 31, 2014, the net investment in note receivable amount presented on our consolidated balance sheets is secured by a second priority security interest in all of the borrower’s assets, including trailers and equity interests.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Geokinetics, Inc.	Seismic testing equipment	80%	-
Premier Trailer Leasing, Inc.	Trailers	20%	-
		100%	-

Interest income from our net investment in note receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended June 30,
	2015	2014	Change
Finance income	$281,722	$-	$281,722
Income from investment in joint ventures	221,547	133,774	87,773
Total revenue	$503,269	$133,774	$369,495

Total revenue for the 2015 Quarter increased $369,495, or 276.2%, as compared to the 2014 Quarter.  The increase was primarily due to income generated by our investment in a new finance lease and a new note receivable subsequent to the 2014 Quarter.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended June 30,
	2015	2014	Change
Management fees	$41,065	$22,087	$18,978
Administrative expense reimbursements	113,980	151,480	(37,500)
General and administrative	152,398	99,680	52,718
Interest	6,518	5,765	753
Organization costs	-	2,401	(2,401)
Total expenses	$313,961	$281,413	$32,548

Total expenses for the 2015 Quarter increased $32,548, or 11.6%, as compared to the 2014 Quarter. The increase was primarily due to higher state tax expenses and management fees incurred during the 2015 Quarter as a result of the increase in size of our investment portfolio. The increase in total expenses was partially offset by a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager during the 2015 Quarter as compared to the 2014 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $105,661, from $0 in the 2014 Quarter to $105,661 in the 2015 Quarter. The increase was a result of our investment in a new finance lease subsequent to the 2014 Quarter in which Fund Fourteen and ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, have a noncontrolling interest.

Net Income (Loss) Attributable to Fund Sixteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2015 Quarter and the 2014 Quarter was $83,647 and $(147,639), respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2015 Quarter was $4.70 and $4.95, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2014 Quarter was $13.51 and $13.32, respectively.

Results of Operations for the Six Months Ended June 30, 2015 (the “2015 Period”) and 2014 (the “2014 Period”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

During the 2015 Period and the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Period	2014 Period
Geokinetics, Inc.	Seismic testing equipment	80%	-
Premier Trailer Leasing, Inc.	Trailers	20%	-
		100%	-

Interest income from our net investment in note receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue for the 2015 Period and the 2014 Period is summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
Finance income	$577,126	$-	$577,126
Income from investment in joint ventures	269,892	199,005	70,887
Total revenue	$847,018	$199,005	$648,013

Total revenue for the 2015 Period increased $648,013, or 325.6%, as compared to the 2014 Period.  The increase was primarily due to income generated by our investment in a new finance lease and a new note receivable subsequent to the 2014 Period.

Expenses for the 2015 Period and the 2014 Period are summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
Management fees	$82,125	$34,373	$47,752
Administrative expense reimbursements	236,835	327,073	(90,238)
General and administrative	195,823	154,502	41,321
Interest	14,463	9,930	4,533
Organization costs	-	5,575	(5,575)
Total expenses	$529,246	$531,453	$(2,207)

Total expenses for the 2015 Period decreased $2,207, or 0.4%, as compared to the 2014 Period. The decrease primarily related to a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager during the 2015 Period as compared to the 2014 Period. The decrease in total expenses was partially offset by higher management fees and tax and audit-related professional fees incurred during the 2015 Period as a result of the increase in size of our investment portfolio.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $210,218, from $0 in the 2014 Period to $210,218 in the 2015 Period. The increase was a result of our investment in a new finance lease subsequent to the 2014 Period in which Fund Fourteen and ECI Partners have a noncontrolling interest.

Net Income (Loss) Attributable to Fund Sixteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2015 Period and the 2014 Period was $107,554 and $(332,448), respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2015 Period was $6.04 and $6.53, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2014 Period was $41.26 and $38.62, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $2,229,093, from $20,596,681 at December 31, 2014 to $18,367,588 at June 30, 2015.  The decrease was primarily due to cash generated from our investments being partially used to pay distributions to our shareholders and noncontrolling interests and our satisfaction of the related party payable due to our Investment Manager during the 2015 Period.

Total Liabilities

Total liabilities decreased $961,316, from $1,525,523 at December 31, 2014 to $564,207 at June 30, 2015.  The decrease was primarily due to our satisfaction of the related party payable due to our Investment Manager during the 2015 Period.

Equity

Equity decreased $1,267,777, from $19,071,158 at December 31, 2014 to $17,803,381 at June 30, 2015.  The decrease was primarily due to distributions to our shareholders and noncontrolling interests, partially offset by our net income in the 2015 Period.

Liquidity and Capital Resources

Summary

At June 30, 2015 and December 31, 2014, we had cash of $3,864,580 and $4,249,074, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of June 30, 2015, the cash reserve was $87,348. During our offering period, which ended on December 31, 2014, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, which commenced on January 1, 2015, our main source of cash is typically from operating activities and our main use of cash is in investing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our shareholders and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At June 30, 2015, we had $1,807,783 available under a revolving line of credit pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 6 to our consolidated financial statements. Our Managing Owner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

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

Cash Flows

Operating Activities

Cash flows from operating activities decreased $1,112,175, from a source of cash of $98,761 in the 2014 Period to a use of cash of $1,013,414 in the 2015 Period. The decrease was primarily due to our satisfaction of the related party payable due to our Investment Manager during the 2015 Period.

Investing Activities

Cash flows from investing activities increased $6,421,081, from a use of cash of $4,206,612 in the 2014 Period to a source of cash of $2,214,469 in the 2015 Period. The increase was due to (i) no new investments made in the 2015 Period, (ii) principal received on our finance lease that we entered into subsequent to the 2014 Period and (iii) an increase in distributions received from our joint ventures in excess of profit.

Financing Activities

Cash flows from financing activities decreased $12,112,435, from a source of cash of $10,526,886 in the 2014 Period to a use of cash of $1,585,549 in the 2015 Period. The decrease was primarily due to (i) our offering period ending on December 31, 2014 resulting in no cash generated from the sale of Shares in the 2015 Period, (ii) distributions to noncontrolling interests related to a consolidated subsidiary that we invested in during September 2014 and (iii) an increase in distributions to our shareholders.

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At June 30, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At June 30, 2015, we had $1,807,783 available under the Facility pursuant to the borrowing base.

Distributions

We, at our Managing Owner’s discretion, pay monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission and expect to continue to pay such distributions until the termination of our operating period.  During the 2015 Period, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $7,051, $681,652 and $16,352, respectively. During the 2014 Period, we paid or accrued distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $2,459, $269,579 and $4,676, respectively. We also paid distributions to our noncontrolling interests of $897,657 in the 2015 Period. We had no noncontrolling interests during the 2014 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at June 30, 2015.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2015, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2015.

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

10.3

Loan Modification Agreement, by and between California Bank & Trust and ICON ECI Fund Sixteen, dated as of March 31, 2015 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed on May 8, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON ECI Fund Sixteen

(Registrant)

By: ICON MT 16, LLC

      (Managing Owner of the Registrant)

August 6, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)