Form 10-Q
period 2015-09-30
ICON ECI Fund Sixteen
filed 2015-11-05
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)
Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes o No ☑
Number of outstanding Class A and Class I shares of the registrant on November 4, 2015 is 17,189 and 410, respectively.

ICON ECI Fund Sixteen

PART I - FINANCIAL INFORMATION	Page
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 5
Item 2. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Signatures	23

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash	$3,772,211	$4,249,074
Net investment in note receivable	2,624,772	2,643,487
Net investment in finance lease	7,757,380	9,594,485
Investment in joint ventures	3,721,141	4,094,120
Other assets	165,969	15,515
Total assets	$18,041,473	$20,596,681
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates	$116,160	$945,186
Accrued expenses and other liabilities	575,855	580,337
Total liabilities	692,015	1,525,523

Commitments and contingencies (Note 8)

Equity:
Shareholders' capital
Class A	13,311,769	14,143,865
Class I	319,188	338,623
Total shareholders' capital	13,630,957	14,482,488
Noncontrolling interests	3,718,501	4,588,670
Total equity	17,349,458	19,071,158
Total liabilities and equity	$18,041,473	$20,596,681

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Finance income	$259,780	$93,093	$836,906	$93,093
Income from investment in joint ventures	144,268	166,547	414,160	365,552
Other income	-	11	-	11
Total revenue	404,048	259,651	1,251,066	458,656

Expenses:
Management fees	42,891	27,702	125,016	62,075
Administrative expense reimbursements	99,234	132,432	336,069	459,505
General and administrative	56,261	51,197	252,084	205,699
Interest	6,394	7,236	20,857	17,166
Organization costs	-	1,047	-	6,622
Total expenses	204,780	219,614	734,026	751,067
Net income (loss)	199,268	40,037	517,040	(292,411)
Less: net income attributable to noncontrolling interests	94,838	43,768	305,056	43,768
Net income (loss) attributable to Fund Sixteen	$104,430	$(3,731)	$211,984	$(336,179)

Net income (loss) attributable to Fund Sixteen allocable to:
Additional Class A and Class I shareholders	$103,386	$(3,694)	$209,864	$(332,817)
Managing Owner	1,044	(37)	2,120	(3,362)
	$104,430	$(3,731)	$211,984	$(336,179)

Additional Class A shares:
Net income (loss) attributable to Fund Sixteen allocable to
additional Class A shareholders	$100,881	$(3,687)	$204,681	$(328,189)
Weighted average number of additional Class A shares outstanding	17,189	14,502	17,189	10,101
Net income (loss) attributable to Fund Sixteen per weighted
average additional Class A share	$5.87	$(0.25)	$11.91	$(32.49)

Additional Class I shares:
Net income (loss) attributable to Fund Sixteen allocable to
additional Class I shareholders	$2,505	$(7)	$5,183	$(4,628)
Weighted average number of additional Class I shares outstanding	410	328	410	190
Net income (loss) attributable to Fund Sixteen per weighted
average additional Class I share	$6.11	$(0.02)	$12.64	$(24.36)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Additional Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2014	0.001	$(12,729)	17,189	$14,156,594	17,189	$14,143,865	410	$338,623	$4,588,670	17,599	$19,071,158

Net income	-	239	-	23,019	-	23,258	-	649	104,557	-	128,464
Distributions	-	(3,466)	-	(335,044)	-	(338,510)	-	(8,086)	(444,000)	-	(790,596)
Balance, March 31, 2015	0.001	(15,956)	17,189	13,844,569	17,189	13,828,613	410	331,186	4,249,227	17,599	18,409,026
(unaudited)

Net income	-	837	-	80,781	-	81,618	-	2,029	105,661	-	189,308
Investment by noncontrolling	-	-	-	-	-	-	-	-	17,163	-	17,163
interests
Distributions	-	(3,585)	-	(346,608)	-	(350,193)	-	(8,266)	(453,657)	-	(812,116)
Balance, June 30, 2015	0.001	(18,704)	17,189	13,578,742	17,189	13,560,038	410	324,949	3,918,394	17,599	17,803,381
(unaudited)

Net income	-	1,044	-	100,881	-	101,925	-	2,505	94,838	-	199,268
Distributions	-	(3,585)	-	(346,609)	-	(350,194)	-	(8,266)	(294,731)	-	(653,191)
Balance, September 30, 2015	0.001	$(21,245)	17,189	$13,333,014	17,189	$13,311,769	410	$319,188	$3,718,501	17,599	$17,349,458
(unaudited)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$517,040	$(292,411)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Finance income	60,978	5,467
Income from investment in joint ventures	(414,160)	(365,552)
Interest expense from amortization of debt financing costs	8,105	7,025
Interest expense, other	12,752	5,973
Changes in operating assets and liabilities:
Other assets	(158,559)	-
Due to Investment Manager and affiliates, net	(827,500)	427,891
Accrued expenses and other liabilities	(17,234)	40,532
Distributions from joint ventures	414,160	345,936
Net cash (used in) provided by operating activities	(404,418)	174,861
Cash flows from investing activities:
Purchase of equipment	-	(10,798,469)
Investment in note receivable	-	(2,626,471)
Principal received on finance lease	1,794,842	522,739
Investment in joint ventures	(1,014,355)	(4,904,295)
Distributions received from joint ventures in excess of profit	1,387,334	1,319,675
Net cash provided by (used in) investing activities	2,167,821	(16,486,821)
Cash flows from financing activities:
Sale of Class A and Class I shares	-	13,917,075
Sales and offering expenses paid	(1,526)	(880,347)
Investment by noncontrolling interests	17,163	5,214,390
Distributions to noncontrolling interests	(1,192,388)	(347,473)
Distributions to shareholders	(1,063,515)	(571,138)
Net cash (used in) provided by financing activities	(2,240,266)	17,332,507
Net (decrease) increase in cash	(476,863)	1,020,547
Cash, beginning of period	4,249,074	1,027,327
Cash, end of period	$3,772,211	$2,047,874

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses payable to Investment Manager charged to equity	$-	$128,540
Distribution fees payable to dealer-manager	$-	$11,135
Sales commission trail payable to third parties	$-	$343,836
Acquisition fee payable to Investment Manager	$-	$125,328

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2015

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

(2)   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of our Managing Owner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results for the interim period are not necessarily indicative of the results for the full year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. The adoption of ASU 2015-02 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest (“ASU 2015-15”), which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. ASU 2015-03 and ASU 2015-15 will be applied on a retrospective basis. The adoption of ASU 2015-03 and ASU 2015-15 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect on our consolidated financial statements. Upon adoption of both accounting standards updates, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other assets to non-recourse long-term debt, while debt issuance costs associated with line of credit arrangements will continue to be presented in other assets on our consolidated balance sheets.

(3)   Net Investment in Note Receivable

As of September 30, 2015 and December 31, 2014, we had no net investment in note receivable on non-accrual status and no net investment in note receivable that was past due 90 days or more and still accruing.

Net investment in note receivable consisted of the following:

	September 30, 2015	December 31, 2014
Principal outstanding	$2,500,000	$2,500,000
Initial direct costs	166,286	191,229
Deferred fees	(41,514)	(47,742)
Net investment in note receivable	$2,624,772	$2,643,487

Assets for which Fair Value is Disclosed

Certain of our financial assets, which include a fixed-rate note receivable, for which fair value is required to be disclosed,

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

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

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. As of September 30, 2015, the fair value of the principal outstanding on the fixed-rate note receivable was estimated to be $2,550,000 and was derived using a discount rate of 10.68% per year.

(4)   Net Investment in Finance Lease

As of September 30, 2015 and December 31, 2014, we had no investment in finance lease on non-accrual status and no net investment in finance lease that was past due 90 days or more and still accruing.

Net investment in finance lease consisted of the following:

	September 30, 2015	December 31, 2014
Minimum rents receivable	$7,061,247	$9,558,326
Estimated unguaranteed residual value	1,593,483	1,600,345
Initial direct costs	111,469	189,202
Unearned income	(1,008,819)	(1,753,388)
Net investment in finance lease	$7,757,380	$9,594,485

(5)   Investment in Joint Ventures

On September 12, 2013, ICON Murray VI, LLC (“ICON Murray VI”), a joint venture owned 19.8% by us, 67% by ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and 13.2% by ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased mining equipment that was simultaneously leased to Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) for 24 months. The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray repurchased the equipment from the joint venture pursuant to the terms of the lease for $2,991,400. Pursuant to a remarketing agreement with a third party, the joint venture is required to pay an aggregate remarketing fee of $766,466. No gain or loss was recognized as a result of the sale.

Information as to the results of operations of ICON Murray VI is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$1,906,537	$1,906,537	$5,719,612	$5,719,612
Net income	$254,338	$330,567	$764,617	$842,761
Our share of net income	$43,326	$58,419	$130,294	$132,839

Information as to the results of operations of ICON Blackhawk, LLC is summarized as follows:

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$486,138	$727,311	$1,871,007	$1,638,798
Net income	$328,642	$555,156	$1,284,170	$1,303,866
Our share of net income	$33,414	$56,119	$130,113	$131,793

Information as to the results of operations of ICON 1845, LLC is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$348,738	$413,524	$1,126,627	$803,778
Net income	$333,801	$413,524	$1,018,320	$802,139
Our share of net income	$42,043	$52,009	$128,267	$100,920

On July 10, 2015, a joint venture owned 10% by us, 50% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”) and 40% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), each an entity also managed by our Investment Manager, purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months. Our contribution to the joint venture was $998,379.

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At September 30, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At September 30, 2015, we had $2,052,341 available under the Facility pursuant to the borrowing base.

(7)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CĪON Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid or pay CĪON Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We will continue to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee is paid monthly in arrears. During the three and nine months ended September 30, 2015, we paid distribution fees of $1,526 previously accrued in due to Investment Manager and affiliates on our consolidated balance sheets. No dealer-manager or distribution fees were or will be paid on any Shares sold pursuant to the DRIP.

Our Managing Owner also has a 1% interest in our profits, losses, distributions and liquidation proceeds, subject to increase based on our investors achieving a preferred return. In addition, our Investment Manager and its affiliates were reimbursed for a portion of the organization and offering expenses incurred in connection with our organization and offering of

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Shares and will be reimbursed for administrative expenses incurred in connection with our operations. The reimbursement of organization and offering expenses was capped at the lesser of 1.44% of the maximum primary offering amount of $241,000,000 and the actual costs and expenses incurred by our Investment Manager and its affiliates. Through the end of our offering period, our Investment Manager and its affiliates incurred, on our behalf, organization and offering expenses of $1,759,237, of which our Investment Manager and its affiliates determined only to seek reimbursement of $239,758. As of September 30, 2015 and December 31, 2014, $0 and $52,144, respectively, of such amount was included in due to Investment Manager and affiliates on our consolidated balance sheets.

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

We paid distributions to our Managing Owner of $3,585 and $10,636 for the three and nine months ended September 30, 2015, respectively. We paid distributions to our Managing Owner of $2,848 and $5,307 for the three and nine months ended September 30, 2014, respectively.  Additionally, our Managing Owner’s interest in the net income attributable to us was $1,044 and $2,120 for the three and nine months ended September 30, 2015, respectively. Our Managing Owner’s interest in the net loss attributable to us was $37 and $3,362 for the three and nine months ended September 30, 2014, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Entity	Capacity	Description	2015	2014	2015	2014
ICON Capital, LLC	Investment Manager	Offering expense
		reimbursements (1)	$-	$22,619	$-	$128,540
ICON Capital, LLC	Investment Manager	Organization cost
		reimbursements (2)	-	1,047	-	6,622
ICON Capital, LLC	Investment Manager	General and administrative
		reimbursements (2)	-	1,745	-	43,389
ICON Capital, LLC	Investment Manager	Management fees (2)	42,891	27,702	125,016	62,075
CĪON Securities, LLC	Dealer-manager	Dealer-manager and
		distribution fees (1)	-	47,457	-	277,664
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	99,234	132,432	336,069	459,505
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	24,835	339,075	24,835	440,599
			$166,960	$572,077	$485,920	$1,418,394
(1) Amount charged directly to shareholders' equity.
(2) Amount charged directly to operations.
(3) Amount capitalized and amortized to operations.

At September 30, 2015, we had a net payable of $116,160 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $99,234. At December 31, 2014, we had a net payable of $945,186 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $649,191, management fees of $104,690 and acquisition fees of $101,524.

(8)   Commitments and Contingencies

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

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

(9)   Subsequent Event

On October 27, 2015, a joint venture owned 10% by us amended the lease with Blackhawk Mining, LLC (“Blackhawk”) to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 and to obtain a partial prepayment of $3,502,514, which included an amendment fee of $75,000.  In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2014:

Auto Manufacturing Equipment

On July 10, 2015, a joint venture owned 10% by us, 50% by Fund Fifteen and 40% by Fund Fourteen purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge for 60 months. Our contribution to the joint venture was $998,379.

Mining Equipment

On September 12, 2013, ICON Murray VI purchased mining equipment that was simultaneously leased to Murray for 24 months. The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray repurchased the equipment from the joint venture pursuant to the terms of the lease for $2,991,400. Pursuant to a remarketing agreement with a third party, the joint venture is required to pay an aggregate remarketing fee of $766,466. No gain or loss was recognized as a result of the sale.

The following table includes information on the significant transactions that we engaged in from the Initial Closing Date through September 30, 2015:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration Date	Collateral/ Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	9/30/2015 (5)	Ownership of mining equipment	$418,592 (2)	None	Performing
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$1,471,240 (2)	None	Performing
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	$861,087 (2)	None	Performing
Geokinetics, Inc.	Lease	$5,690,851	N/A	8/31/2017	Ownership of seismic testing equipment	$4,048,855 (3)	None	Performing
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	$2,624,772 (4)	None	Performing
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	$970,222 (2)	None	Performing
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
(5) Please refer to the disclosure under the subheading "Mining Equipment" above for developments related to the lease with Murray subsequent to September 30, 2015.

Acquisition Fees

We incurred acquisition fees to our Investment Manager of $24,835 during the three and nine months ended September 30, 2015, which is included in due to Investment Manager and affiliates on our consolidated balance sheets as of September 30, 2015.

Subsequent Event

On October 27, 2015, a joint venture owned 10% by us amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 and to obtain a partial prepayment of $3,502,514, which included an amendment fee of $75,000.  In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment.

Recent Accounting Pronouncements

In May 2014 and August 2015, FASB issued ASU 2014-09, Revenue from Contracts with Customers, and ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, respectively, which will become effective for us on January 1, 2018. Early adoption is permitted, but not before our original effective date of January 1, 2017. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which will become effective for us on January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

In April 2015 and August 2015, FASB issued ASU 2015-03,  Interest – Imputation of Interest, and ASU 2015-15, Interest – Imputation of Interest, respectively, which will become effective for us on January 1, 2016. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect on our consolidated financial statements. Upon adoption of both accounting standards updates, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other assets to non-recourse long-term debt, while debt issuance costs associated with line of credit arrangements will continue to be presented in other assets on our consolidated balance sheets.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2015 (the “2015 Quarter”) and 2014 (the “2014 Quarter”)

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

Financing Transactions

As of September 30, 2015 and December 31, 2014, the net investment in finance lease amount presented on our consolidated balance sheets is secured by our ownership of seismic testing equipment. As of September 30, 2015 and December 31, 2014, the net investment in note receivable amount presented on our consolidated balance sheets is secured by a second priority security interest in all of the borrower’s assets, including trailers and equity interests.

During the 2015 Quarter and the 2014 Quarter, certain customers generated significant portions (defined as 10% or more)

of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Quarter	2014 Quarter
Geokinetics, Inc.	Seismic testing equipment	78%	96%
Premier Trailer Leasing, Inc.	Trailers	22%	4%
		100%	100%

Interest income from our net investment in note receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue for the 2015 Quarter and the 2014 Quarter is summarized as follows:

	Three Months Ended September 30,
	2015	2014	Change
Finance income	$259,780	$93,093	$166,687
Income from investment in joint ventures	144,268	166,547	(22,279)
Other income	-	11	(11)
Total revenue	$404,048	$259,651	$144,397

Total revenue for the 2015 Quarter increased $144,397, or 55.6%, as compared to the 2014 Quarter.  The increase was due to an increase in finance income in the 2015 Quarter generated by our investment in a finance lease and a note receivable entered into during September 2014.

Expenses for the 2015 Quarter and the 2014 Quarter are summarized as follows:

	Three Months Ended September 30,
	2015	2014	Change
Management fees	$42,891	$27,702	$15,189
Administrative expense reimbursements	99,234	132,432	(33,198)
General and administrative	56,261	51,197	5,064
Interest	6,394	7,236	(842)
Organization costs	-	1,047	(1,047)
Total expenses	$204,780	$219,614	$(14,834)

Total expenses for the 2015 Quarter decreased $14,834, or 6.8%, as compared to the 2014 Quarter. The decrease primarily related to a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager during the 2015 Quarter as compared to the 2014 Quarter. The decrease was partially offset by an increase in management fees and tax professional fees incurred during the 2015 Quarter as a result of the increase in size of our investment portfolio.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $51,070, from $43,768 in the 2014 Quarter to $94,838 in the 2015 Quarter. The increase was a result of our investment in a new finance lease during September 2014 in which Fund Fourteen and ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, have a noncontrolling interest.

Net Income (Loss) Attributable to Fund Sixteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2015 Quarter and the 2014 Quarter was $104,430 and $(3,731), respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2015 Quarter was $5.87 and $6.11, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2014 Quarter was $0.25 and $0.02, respectively.

Results of Operations for the Nine Months Ended September 30, 2015 (the “2015 Period”) and 2014 (the “2014 Period”)

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

Financing Transactions

During the 2015 Period and the 2014 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015 Period	2014 Period
Geokinetics, Inc.	Seismic testing equipment	80%	96%
Premier Trailer Leasing, Inc.	Trailers	20%	4%
		100%	100%

Interest income from our net investment in note receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue for the 2015 Period and the 2014 Period is summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
Finance income	$836,906	$93,093	$743,813
Income from investment in joint ventures	414,160	365,552	48,608
Other income	-	11	(11)
Total revenue	$1,251,066	$458,656	$792,410

Total revenue for the 2015 Period increased $792,410, or 172.8%, as compared to the 2014 Period.  The increase was primarily due to an increase in finance income in the 2015 Period generated by our investment in a finance lease and a note receivable entered into during September 2014.

Expenses for the 2015 Period and the 2014 Period are summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
Management fees	$125,016	$62,075	$62,941
Administrative expense reimbursements	336,069	459,505	(123,436)
General and administrative	252,084	205,699	46,385
Interest	20,857	17,166	3,691
Organization costs	-	6,622	(6,622)
Total expenses	$734,026	$751,067	$(17,041)

Total expenses for the 2015 Period decreased $17,041, or 2.3%, as compared to the 2014 Period. The decrease primarily related to a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager during the 2015 Period as compared to the 2014 Period. The decrease was partially offset by an increase in management fees and tax and audit-related professional fees incurred during the 2015 Period as a result of the increase in size of our investment portfolio.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $261,288, from $43,768 in the 2014 Period to $305,056 in the 2015 Period. The increase was a result of our investment in a new finance lease during September 2014 in which Fund Fourteen and ECI Partners have a noncontrolling interest.

Net Income (Loss) Attributable to Fund Sixteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2015 Period and the 2014 Period was $211,984 and $(336,179), respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2015 Period was $11.91 and $12.64, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2014 Period was $32.49 and $24.36, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $2,555,208, from $20,596,681 at December 31, 2014 to $18,041,473 at September 30, 2015.  The decrease was primarily due to the use of existing cash and cash generated from our investments to pay distributions to our shareholders and noncontrolling interests and to pay down our related party payable due to our Investment Manager during the 2015 Period.

Total Liabilities

Total liabilities decreased $833,508, from $1,525,523 at December 31, 2014 to $692,015 at September 30, 2015.  The decrease was primarily due to the paydown of our related party payable due to our Investment Manager during the 2015 Period.

Equity

Equity decreased $1,721,700, from $19,071,158 at December 31, 2014 to $17,349,458 at September 30, 2015.  The decrease was primarily due to distributions to our shareholders and noncontrolling interests, partially offset by our net income in the 2015 Period.

Liquidity and Capital Resources

Summary

At September 30, 2015 and December 31, 2014, we had cash of $3,772,211 and $4,249,074, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of September 30, 2015, the cash reserve was $87,348. During our offering period, which ended on December 31, 2014, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, which commenced on January 1, 2015, our main source of cash is typically from operating activities and our main use of cash is in investing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our shareholders and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At September 30, 2015, we had $2,052,341 available under a revolving line of credit pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 6 to our consolidated financial statements. Our Managing Owner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

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

Cash Flows

Operating Activities

Cash flows from operating activities decreased $579,279, from a source of cash of $174,861 in the 2014 Period to a use of cash of $404,418 in the 2015 Period. The decrease was primarily due to the paydown of our related party payable due to our Investment Manager during the 2015 Period, partially offset by increased cash receipts generated from our investment in a finance lease and a note receivable entered into during September 2014.

Investing Activities

Cash flows from investing activities increased $18,654,642, from a use of cash of $16,486,821 in the 2014 Period to a source of cash of $2,167,821 in the 2015 Period. The increase was due to fewer investments made in the 2015 Period and an increase in principal received in the 2015 Period on our finance lease that we entered into during September 2014.

Financing Activities

Cash flows from financing activities decreased $19,572,773, from a source of cash of $17,332,507 in the 2014 Period to a use of cash of $2,240,266 in the 2015 Period. The decrease was primarily due to (i) our offering period ending on December 31, 2014 resulting in no cash generated from the sale of Shares in the 2015 Period, (ii) a decrease in contributions from our noncontrolling interests and (iii) an increase in distributions to our noncontrolling interests and shareholders.

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At September 30, 2015, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At September 30, 2015, we had $2,052,341 available under the Facility pursuant to the borrowing base.

Distributions

We, at our Managing Owner’s discretion, pay monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission and expect to continue to pay such distributions until the termination of our operating period.  During the 2015 Period, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $10,636, $1,028,261 and $24,618, respectively. We also paid distributions to our noncontrolling interests of $1,192,388 in the 2015 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at September 30, 2015.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2015, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended September 30, 2015.

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

November 5, 2015

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)