Form 10-K
period 2015-12-31
ICON ECI Fund Sixteen
filed 2016-03-23
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)
Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(212) 418-4700

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

Number of outstanding Class A and Class I shares of the registrant on March 18, 2016 is 17,189 and 410, respectively.

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

Item 1. Business

Our History

ICON ECI Fund Sixteen (the “Fund”) was formed on October 11, 2012 as a Delaware statutory trust. When used in this Annual Report on Form 10-K, the terms “we,” “us,” “our” or similar terms refer to the Fund and its consolidated subsidiaries. We will continue until December 31, 2027, unless terminated sooner. We have elected to be treated as a partnership for federal income tax purposes.

Our managing owner is ICON MT 16, LLC, a Delaware limited liability company (the “Managing Owner”), and our investment manager is ICON Capital, LLC, a Delaware limited liability company (the “Investment Manager”).  Wilmington Trust, National Association (the “Trustee”) serves as our sole trustee pursuant to our Third Amended and Restated Trust Agreement (the “Trust Agreement”).  The Trustee delegated to our Managing Owner all of the power and authority to manage our business affairs, including, but not limited to, our investments in or that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”).  Pursuant to the terms of our investment management agreement, our Managing Owner has engaged our Investment Manager to, among other things, originate and service our investments.  Additionally, our Managing Owner has a 1% interest in our profits, losses, distributions and liquidation proceeds.

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

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to ICON Investment Group, LLC (the “Initial Shareholder”). From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions.  Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of December 31, 2015, the reserve was $87,348. From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees of $347,547 to CĪON Securities, LLC, formerly known as ICON Securities, LLC, the dealer-manager of our offering and an affiliate of our Investment Manager (“CĪON Securities”). In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.

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

In the case of secured loans and other financing transactions, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we lend to borrowers. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or is not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase price of the leased Capital Assets. In the case of investments in leased Capital Assets that decline in value at a slow rate due to the long economic life of such Capital Assets, we expect that we will generate sufficient net proceeds at the end of the investment from the sale or re-lease of such Capital Assets to provide a return of and a return on our investment. In the case of operating leases, we expect most, if not all, of the return of and the return on such investments to be realized upon the sale or re-lease of the Capital Assets.  For leveraged leases, we expect the rental income we receive to be less than the purchase price of the Capital Assets because we will structure these transactions to utilize some or all of the lease rental payments to reduce the amount of non-recourse indebtedness used to acquire such assets.

In some cases with respect to the above investments, we may acquire equity interests, as well as warrants or other rights to acquire equity interests, in the borrower or lessee that may increase the expected return on our investments.

We divide the life of the Fund into three distinct phases:

(1)           Offering Period: The period during which we offered and sold Shares to investors. We invested most of the net proceeds from the sale of Shares in Capital Assets.

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

At December 31, 2015 and 2014, we had total assets of $19,122,189 and $20,596,681, respectively. For the year ended December 31, 2015, we had one lessee and one borrower that accounted for 100% of our finance income. Our income from investment in joint ventures was derived from our investment in six joint ventures. Net income attributable to us for the year ended December 31, 2015 was $287,459. For the year ended December 31, 2014, we had one lessee and one borrower that accounted for 100% of our finance income. Our income from investment in joint ventures was derived from our investment in three joint ventures. Net loss attributable to us for the year ended December 31, 2014 was $300,597.

At December 31, 2015, our portfolio, which we hold either directly or through joint ventures, consisted of the following investments:

Mining Equipment

•               A 10% ownership interest in mining equipment that is subject to two 48-month leases with Blackhawk Mining, LLC (“Blackhawk”) and its affiliates, which expire in February 2018.

Trucks and Trailers

•               A 12.5% ownership interest in trucks, trailers and other equipment that are subject to a 57-month lease with D&T Holdings, LLC (“D&T”) and its subsidiaries, which expires in December 2018.

Seismic Testing Equipment

•               Land-based seismic testing equipment that is subject to a 36-month lease with Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”), which expires in August 2017.

Auto Manufacturing Equipment

•               A 10% ownership interest in auxiliary support equipment and robots used in the production of certain automobiles that are subject to a 60-month lease with Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”), which expires in July 2020.

•               A 25% ownership interest in stamping presses and miscellaneous support equipment used in the production of certain automobiles that are subject to a 60-month lease with Challenge, which expires in January 2021.

Geotechnical Drilling Vessel

•               A 10% ownership interest in a geotechnical drilling vessel, the Fugro Scout, which is subject to a 12-year bareboat charter with an affiliate of Fugro N.V. (“Fugro”), which expires in December 2027.

Note Receivable

•               A term loan to Premier Trailer Leasing, Inc. (“Premier Trailer”), secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer, which matures in September 2020.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2015 and 2014, please refer to “Item 7. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

As of March 18, 2016
	Class A	Class I
Number of shareholders	351	6
Number of Shares	17,189	410

We, at our Managing Owner’s discretion, pay monthly distributions to each of our shareholders beginning the first month after each such shareholder was admitted through the end of our operating period, which we currently anticipate will be in December 2019.  For the year ended December 31, 2015, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $14,182, $1,371,102 and $32,794, respectively. For the year ended December 31, 2014, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $8,562, $830,826 and $17,213, respectively. The terms of our revolving line of credit with California Bank & Trust (“CB&T”) could restrict us from paying distributions to our shareholders if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financings and Borrowings - Revolving Line of Credit, Recourse.”

Our Shares are not publicly traded and there is no established public trading market for our Shares. Given that it is unlikely that any such market will develop, our Shares are generally considered illiquid. Even if a shareholder is able to sell our Shares, the price received may be less than our estimated value (“Value”) per Share indicated below.

Our estimated Value per Share as of December 31, 2015 (the “Valuation Date”) has been determined to be $755.52 per Class A Share and $753.85 per Class I Share. The estimated Value per Class A Share is based upon the Class A shareholders’ proportionate share of the estimated fair market value of our assets less the estimated fair market value of our liabilities, adjusted to include the sales commission trail payable that is only applicable to the Class A shareholders and further adjusted to exclude the distribution fee payable that is only applicable to the Class I shareholders, each as of the Valuation Date, divided by the total number of our Class A Shares outstanding as of the Valuation Date. The estimated Value per Class I Share is based upon the Class I shareholders’ proportionate share of the estimated fair market value of our assets less the estimated fair market value of our liabilities, adjusted to include the distribution fee payable that is only applicable to the Class I shareholders and further adjusted to exclude the sales commission trail payable that is only applicable to the Class A shareholders, each as of the Valuation Date, divided by the total number of our Class I Shares outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.*   The proportionate share of the estimated Value attributable to the Class A and Class I shareholders are allocated in proportion to the number of Class A and Class I Shares outstanding as of the Valuation Date. The information used to generate the estimated Value per Share, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This estimated Value per Share is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Shares in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

The estimated Value per Class A Share and per Class I Share were calculated by our Investment Manager primarily based on the fair market values provided by Hilco Enterprise Valuation Services, LLC (“Hilco”), a third-party independent valuation and consulting firm engaged by our Investment Manager to provide material assistance related to the valuation of certain of our assets and liabilities, as further described below. The engagement of Hilco was approved by our Investment Manager. Hilco is one of the world’s largest and most diversified business asset appraisers and valuation advisors, providing valuation opinions across virtually every business asset category.

* An investment or a long-term debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2015, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2015.

Process and Methodology

Our Investment Manager established the estimated Value per Share as of the Valuation Date primarily based on the fair market values of our assets and liabilities provided by Hilco. In arriving at its fair market value, Hilco utilized valuation methodologies that both our Investment Manager and Hilco believe are standard and acceptable in the Capital Asset financing industry for the types of assets and liabilities held by us. The valuation was performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The valuation was also performed in accordance with the provisions of the guidelines established by the Uniform Standards of Professional Appraisal Practice. The fair market value provided by Hilco is in accordance with Accounting Standards Codification 820.  For investments that were acquired during the year ended December 31, 2015, fair market values may be estimated to approximate net carrying values due to the short amount of time that passed between the date we entered into such investments and the Valuation Date. For investments that were subsequently sold or settled after the Valuation Date but before the filing of this report, fair market values may be estimated to approximate the sale proceeds or the settlement amounts.

A summary of the methodology used by Hilco, as well as the assumptions and limitations of their work for us and of our determination of estimated Value, are presented below.

Discounted Cash Flow

The discounted cash flow (“DCF”) method was used to estimate Value using the concept of the time value of money. All projected future cash flows accruing to an asset or liability were estimated and discounted to give their present values. The sum of all projected future cash flows, both incoming and outgoing, comprises the net present value, which was recognized as the value or price of the cash flows.

Valuation of Note Receivable

The estimated fair market value of our note receivable at the Valuation Date was derived by applying the DCF method to the projected cash flows accruing to the asset using a discount rate reflecting the risks associated with such asset and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the asset. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rate used was 10.2%.

Valuation of Operating Lease

The estimated fair market value of our operating lease at the Valuation Date was estimated to approximate its carrying value due to the short amount of time that passed between the date we entered into such lease and the Valuation Date.

Valuation of Finance Leases

The estimated fair market value of our finance leases at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term.  For leases that do not carry a debt component, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with each asset and the time value of money. For leases that carry a debt component, the projected cash flows were discounted at the Valuation Date both: (i) in their entirety independently from any debt payment, and (ii) as the true economic cash flow derived from subtracting out all interest and principal payments related to the debt from the total lease payment, to truly highlight cash flow available to us. This latter value was then added to the fair market value of the debt as of the Valuation Date to determine the fair market value of the asset. For one of our finance leases, which was settled after the Valuation Date, the estimated fair market value was estimated to approximate the settlement amount.

The discount rates used ranged from 12.0% to 25.0%.

Valuation of Long-term Obligation

The estimated fair market value at the Valuation Date of our long-term obligation associated with our operating lease as described above was estimated to approximate its carrying value due to the short amount of time that passed between the date we entered into such obligation and the Valuation Date. The estimated fair market value at the Valuation Date of our long-term obligation associated with our finance lease was derived by applying the DCF method to the projected cash flows accruing to the obligation, using discount rates reflecting the risks associated with such obligation and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the obligation. An analysis of the borrower was conducted to determine viability of payment, total debt coverage as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rate used was 14.5%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair market values of Other Net Assets as of the Valuation Date were estimated to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets are our shares of deferred financing costs and deferred revenue, which our Investment Manager estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our estimated Value per Share are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values. Our estimated Value per Share may also not represent the price that our Shares would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount a shareholder would realize in a private sale of our Shares.

The estimated Value per Share calculated by our Investment Manager is based on economic, market and other conditions and the information available to us and Hilco as of the Valuation Date. The estimated Value per Share is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, and the amount of distributions paid on our Shares. The estimated Value per Share may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the estimated Value per Share would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA  with respect to their respective reporting requirements.

Our Investment Manager is ultimately and solely responsible for the establishment of our estimated Value per Share. In arriving at its determination of the estimated Value per Share, our Investment Manager considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair market values recommended by Hilco.

We currently expect that our next estimated Value per Share will be based upon our assets and liabilities as of December 31, 2016 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2016. We intend to publish an updated estimated Value per Class A Share and per Class I Share annually in our subsequent Annual Reports on Form 10-K.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Managing Owner's Discussion and Analysis of Financial Condition and Results of Operations

Our Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations relates to our consolidated financial statements and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.  Statements made in this section may be considered forward-looking.  These statements are not guarantees of future performance and are based on current expectations and assumptions that are subject to risks and uncertainties.  Actual results could differ materially because of these risks and assumptions, including, among other things, factors discussed in “Part I. Forward-Looking Statements” located elsewhere in this Annual Report on Form 10-K.

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

After the net offering proceeds were invested, additional investments have been and will continue to be made with the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our shareholders. The investment in additional Capital Assets in this manner is called “reinvestment.” We anticipate investing and reinvesting in Capital Assets from time to time during our five year operating period, which may be extended, at our Managing Owner’s discretion, for up to an additional three years. After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business, during a time frame called the “wind down period.”

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

Our Investment Manager believes the U.S. economy’s recovery is likely to slow down in 2016, primarily due to a weakness in foreign growth and the strong dollar causing net exports to deteriorate and a reduction of domestic demand.  The price decline of energy and other commodities has had a negative impact on the operating results of not only energy and mining companies but also other manufacturing companies with exposure to such end markets. Our Investment Manager believes that these factors may have an impact on the performance of some of our portfolio companies and related assets.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2015 and 2014:

Mining Equipment

On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Eleven, LLC (“Fund Eleven”) and ICON Leasing Fund Twelve, LLC (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased mining equipment for $15,106,570. The equipment was subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”). On December 1, 2013 and February 1, 2014, we contributed capital of $933,678 and $1,725,517, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to our second capital contribution, the joint venture was owned 19.8% by us, 67% by Fund Eleven and 13.2% by Fund Twelve. The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray purchased the equipment pursuant to the terms of the lease for $2,991,400. As a result, a gain on sale of assets of $448,710 was recognized by the joint venture, of which our share was $88,845. Pursuant to a remarketing agreement with a third party, the joint venture paid an aggregate remarketing fee of $766,466 as part of the transaction.

On March 4, 2014, a joint venture owned 10% by us, 60% by Fund Twelve, 15% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”)  and 15% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Blackhawk. Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $1,795,597. On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000.  In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment. On December 8, 2015, the joint venture further amended the lease with Blackhawk to add and revise certain financial covenants. The joint venture received an additional amendment fee of $75,000.

Trucks and Trailers

On March 28, 2014, a joint venture owned 12.5% by us, 60% by Fund Twelve and 27.5% by Fund Fifteen purchased trucks, trailers and other equipment from subsidiaries of D&T for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $1,484,705. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of $1,480,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000.

Seismic Testing Equipment

On September 4, 2014, a joint venture owned 52% by us, 33.5% by Fund Fourteen and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics for three years. During 2015, due to damage to certain of the assets on lease, we received a total of $216,023 based on the stipulated loss values of such assets pursuant to the lease agreement. As a result, future minimum rents receivable and residual values were reduced and we recognized additional finance income of $11,083 during 2015.

Auto Manufacturing Equipment

On July 10, 2015, a joint venture owned 10% by us, 50% by Fund Fifteen and 40% by Fund Fourteen purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge for 60 months. Our contribution to the joint venture was $998,379.

On December 29, 2015, a joint venture owned 25% by us and 75% by Fund Fifteen purchased stamping presses and miscellaneous support equipment used in the production of certain automobiles for $11,978,455, which were simultaneously leased to Challenge for 60 months. Our contribution to the joint venture was $3,009,587.

Geotechnical Drilling Vessels

On December 23, 2015, a joint venture owned 10% by us, 75% by Fund Fifteen and 15% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro for an aggregate purchase price of $130,000,000. The Fugro Scout was delivered on December 23, 2015 and was simultaneously bareboat chartered to an affiliate of Fugro for a period of 12 years, although such charter can be terminated by the joint venture after year five. The Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) an advanced charter hire payment of $11,250,000. The senior secured loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 2.95% per year and matures on December 31, 2020. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel. Our contribution to the joint venture was $2,377,250.

Note Receivable

On September 24, 2014, we, Fund Twelve, Fund Fourteen and Fund Fifteen entered into a secured term loan credit facility agreement with Premier Trailer to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 9% per year, and is for a period of six years. The loan is secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. Premier Trailer’s assets, including its fleet of trailers, were valued at approximately $64,088,000 (only a portion of which secures our loan) on the date the transaction occurred.

The following table includes additional information on the significant transactions that we engaged in for the period from the Initial Closing Date through December 31, 2015:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration/ Maturity Date	Collateral/ Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	9/30/2015 (5)	Ownership of mining equipment	$12,099 (6)	None	Expired
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$1,002,667 (2)	None	Performing
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	$839,767 (2)	None	Performing
Geokinetics, Inc.	Lease	$5,690,851	N/A	8/31/2017	Ownership of seismic testing equipment	$3,423,892 (3)	None	Performing
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	$2,618,465 (4)	None	Performing
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	$939,343 (2)	None	Performing
Challenge Mfg. Company, LLC (1)	Lease	$3,009,587	N/A	1/9/2021	Ownership of stamping presses and support equipment	$2,989,981 (2)	None	Performing
Fugro N.V. (1)	Lease	$2,377,250	N/A	12/24/2027	Ownership of a geotechnical drilling vessel	$2,381,092 (2)	None	Performing

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

(3) This investment is through a joint venture that we consolidated and presented on our consolidated balance sheets as net investment in finance lease.  Net investment in finance lease is the sum of the remaining minimum lease payments receivable, the estimated residual value of the asset and the unamortized initial direct costs, less unearned income.  Net carrying value represents our proportionate share of the investment and includes the recognition of an investment by noncontrolling interests for the share of such investment held by the joint venture’s noncontrolling interest holders.

(4) Net carrying value of our investment in note receivable is the sum of the remaining principal outstanding and the unamortized initial direct costs, less deferred fees.
(5) Please refer to the disclosure under the subheading "Mining Equipment" above for additional information related to the expired lease with Murray.
(6) Represents our proportionate share of the remaining cash balance held by the joint venture.

Acquisition Fees

We incurred acquisition fees to our Investment Manager of $424,701 and $440,599 during the years ended December 31, 2015 and 2014, respectively. Acquisition fees payable of $399,865 and $101,524 are included in due to Investment Manager and affiliates, net on our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

Subsequent Events

On January 8, 2016, a joint venture owned 10% by us acquired the Fugro Voyager for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000. Upon delivery on January 8, 2016, the Fugro Voyager was bareboat chartered to an affiliate of Fugro for a period of 12 years, although such charter can be terminated by the joint venture after year five. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans related to the Fugro Scout and the Fugro Voyager from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year.

On January 15, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title transferred.

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items. The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

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

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. ASU 2015-03 and ASU 2015-15 will be applied on a retrospective basis. The adoption of ASU 2015-03 and ASU 2015-15 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect on our consolidated financial statements. Upon adoption of both accounting standards updates, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other assets to non-recourse long-term debt, while debt issuance costs associated with line of credit arrangements will continue to be presented in other assets on our consolidated balance sheets.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The adoption of ASU 2016-07 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

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

Results of Operations for the Years Ended December 31, 2015 (“2015”) and 2014 (“2014”)

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

Financing Transactions

As of December 31, 2015 and 2014, the net investment in finance lease amount presented on our consolidated balance sheets is secured by our ownership of seismic testing equipment. As of December 31, 2015 and 2014, the net investment in note receivable amount presented on our consolidated balance sheets is secured by a second priority security interest in all of the borrower’s assets, including trailers and equity interests.

During 2015 and 2014, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2015	2014
Geokinetics, Inc.	Seismic testing equipment	79%	85%
Premier Trailer Leasing, Inc.	Trailers	21%	15%
		100%	100%

Interest income from our net investment in note receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue for 2015 and 2014 is summarized as follows:

	Years Ended December 31,
	2015	2014	Change
Finance income	$1,083,420	$407,953	$675,467
Income from investment in joint ventures	691,143	531,271	159,872
Other income	-	11	(11)
Total revenue	$1,774,563	$939,235	$835,328

Total revenue for 2015 increased $835,328, or 88.9%, as compared to 2014. The increase was due to an increase in (i) finance income in 2015 generated by our investment in a finance lease and a note receivable entered into during September 2014 and (ii) income from investment in joint ventures primarily generated by the gain recognized on the sale of equipment to Murray upon lease expiration in 2015 and our investment in four joint ventures during or subsequent to 2014.

Expenses for 2015 and 2014 are summarized as follows:

	Years Ended December 31,
	2015	2014	Change
Management fees	$163,589	$103,221	$60,368
Administrative expense reimbursements	524,606	615,929	(91,323)
General and administrative	375,925	318,935	56,990
Interest	29,544	24,981	4,563
Organization costs	-	7,249	(7,249)
Total expenses	$1,093,664	$1,070,315	$23,349

Total expenses for 2015 increased $23,349, or 2.2%, as compared to 2014. The increase in total expenses primarily related to higher (i) management fees incurred during 2015 as a result of the increase in size of our investment portfolio and (ii) state tax expenses, tax and other professional fees. The increase was partially offset by a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager during 2015 as compared to 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased $223,923, from $169,517 in 2014 to $393,440 in 2015. The increase was a result of our investment in a new finance lease during September 2014 in which Fund Fourteen and ECI Partners have a noncontrolling interest.

Net Income (Loss) Attributable to Fund Sixteen

As a result of the foregoing factors, net income (loss) attributable to us for 2015 and 2014 was $287,459 and $(300,597), respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for 2015 was $16.15 and $17.11, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for 2014 was $25.23 and $14.98, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2015 compared to December 31, 2014.

Total Assets

Total assets decreased $1,474,492, from $20,596,681 at December 31, 2014 to $19,122,189 at December 31, 2015. The decrease was primarily due to distributions paid to our shareholders and noncontrolling interests and the pay down of our related party payable due to our Investment Manager during 2015, partially offset by cash generated from our investments and proceeds received from a drawdown on our revolving line of credit.

Total Liabilities

Total liabilities increased $1,099,967, from $1,525,523 at December 31, 2014 to $2,625,490 at December 31, 2015. The increase was primarily due to a drawdown on our revolving line of credit during 2015, partially offset by the pay down of our related party payable due to our Investment Manager during 2015.

Equity

Equity decreased $2,574,459, from $19,071,158 at December 31, 2014 to $16,496,699 at December 31, 2015. The decrease was primarily due to distributions to our shareholders and noncontrolling interests, partially offset by our net income in 2015.

Liquidity and Capital Resources

Summary

At December 31, 2015 and 2014, we had cash of $1,672,868 and $4,249,074, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of December 31, 2015, the cash reserve was $87,348. During our offering period, which ended on December 31, 2014, our main source of cash was from financing activities and our main use of cash was in investing activities. During our operating period, which commenced on January 1, 2015, our main source of cash is typically from operating activities and our main use of cash is in investing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our shareholders and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At December 31, 2015, we had $1,557,216 available under a revolving line of credit pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 6 to our consolidated financial statements. Our Managing Owner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

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

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(58,501)	$593,696
Investing activities	(708,882)	(15,359,167)
Financing activities	(1,808,823)	17,987,218
Net (decrease) increase in cash	$(2,576,206)	$3,221,747

Operating Activities

Cash flows from operating activities decreased $652,197, from a source of cash of $593,696 in 2014 to a use of cash of $58,501 in 2015. The decrease was primarily due to the pay down of our related party payable due to our Investment Manager and our current liabilities during 2015, partially offset by increased cash receipts generated from our investments.

Investing Activities

Cash used in investing activities decreased $14,650,285, from $15,359,167 in 2014 to $708,882 in 2015. The decrease was due to a decrease in cash used to make investments in 2015 and an increase in principal received in 2015 on our finance lease that we entered into during September 2014.

Financing Activities

Cash flows from financing activities decreased $19,796,041, from a source of cash of $17,987,218 in 2014 to a use of cash of $1,808,823 in 2015. The decrease was primarily due to (i) our offering period ending on December 31, 2014 resulting in no cash generated from the sale of Shares in 2015, (ii) a decrease in contributions from our noncontrolling interests and (iii) an increase in distributions to our noncontrolling interests and shareholders. The decrease was partially offset by a drawdown on our revolving line of credit in 2015.

Financings and Borrowings

Revolving Line of Credit, Recourse

We entered into an agreement with CB&T for a revolving line of credit through March 31, 2015 of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. On March 31, 2015, we extended the Facility through May 30, 2017. As part of such extension, we paid debt financing costs of $19,000. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2015 and 2014, we had $1,500,000 and $0, respectively, outstanding under the Facility and we were in compliance with all covenants related to the Facility. On February 9, 2016, we repaid $1,000,000 of the outstanding balance under the Facility.

At December 31, 2015, we had $1,557,216 available under the Facility pursuant to the borrowing base.

Distributions

We, at our Managing Owner’s discretion, pay monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission and expect to continue to pay such distributions until the termination of our operating period.  During 2015, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $14,182, $1,371,102 and $32,794, respectively. During 2014, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $8,562, $830,826 and $17,213, respectively. We also paid distributions to our noncontrolling interests of $1,854,443 and $795,237 in 2015 and 2014, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of an interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had $1,500,000 of borrowings under the Facility at December 31, 2015. On February 9, 2016, we repaid $1,000,000 of the outstanding balance under the Facility.

Off-Balance Sheet Transactions

None.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders

ICON ECI Fund Sixteen

We have audited the accompanying consolidated balance sheets of ICON ECI Fund Sixteen (the “Fund”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON ECI Fund Sixteen at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York

March 22, 2016

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Cash	$1,672,868	$4,249,074
Net investment in note receivable	2,618,465	2,643,487
Net investment in finance lease	6,565,745	9,594,485
Investment in joint ventures	8,164,949	4,094,120
Other assets	100,162	15,515
Total assets	$19,122,189	$20,596,681
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates, net	$553,021	$945,186
Revolving line of credit, recourse	1,500,000	-
Accrued expenses and other liabilities	572,469	580,337
Total liabilities	2,625,490	1,525,523

Commitments and contingencies (Note 10)

Equity:
Shareholders' capital
Class A	13,039,024	14,143,865
Class I	312,845	338,623
Total shareholders' capital	13,351,869	14,482,488
Noncontrolling interests	3,144,830	4,588,670
Total equity	16,496,699	19,071,158
Total liabilities and equity	$19,122,189	$20,596,681

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014
Revenue:
Finance income	$1,083,420	$407,953
Income from investment in joint ventures	691,143	531,271
Other income	-	11
Total revenue	1,774,563	939,235

Expenses:
Management fees	163,589	103,221
Administrative expense reimbursements	524,606	615,929
General and administrative	375,925	318,935
Interest	29,544	24,981
Organization costs	-	7,249
Total expenses	1,093,664	1,070,315
Net income (loss)	680,899	(131,080)
Less: net income attributable to noncontrolling interests	393,440	169,517
Net income (loss) attributable to Fund Sixteen	$287,459	$(300,597)

Net income (loss) attributable to Fund Sixteen allocable to:
Additional Class A shareholders and Class I shareholders	$284,584	$(297,591)
Managing Owner	2,875	(3,006)
	$287,459	$(300,597)

Additional Class A shares:
Net income (loss) attributable to Fund Sixteen allocable to additional Class A shareholders	$277,568	$(293,924)
Weighted average number of additional Class A shares outstanding	17,189	11,648
Net income (loss) attributable to Fund Sixteen per weighted average additional Class A share	$16.15	$(25.23)

Class I shares:
Net income (loss) attributable to Fund Sixteen allocable to Class I shareholders	$7,016	$(3,667)
Weighted average number of Class I shares outstanding	410	245
Net income (loss) attributable to Fund Sixteen per weighted average Class I share	$17.11	$(14.98)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2013	0.001	$(1,161)	2,016	$1,694,590	2,016	$1,693,429	65	$52,510	$-	2,081	$1,745,939
Net (loss) income	-	(3,006)	-	(293,924)	-	(296,930)	-	(3,667)	169,517	-	(131,080)
Proceeds from sale of shares	-	-	15,173	15,077,473	15,173	15,077,473	345	321,243	-	15,518	15,398,716
Sales and offering expenses	-	-	-	(1,490,719)	-	(1,490,719)	-	(14,250)	-	-	(1,504,969)
Distributions	-	(8,562)	-	(830,826)	-	(839,388)	-	(17,213)	(795,237)	-	(1,651,838)
Investment by noncontrolling
interests	-	-	-	-	-	-	-	-	5,214,390	-	5,214,390
Balance, December 31, 2014	0.001	(12,729)	17,189	14,156,594	17,189	14,143,865	410	338,623	4,588,670	17,599	19,071,158
Net income	-	2,875	-	277,568	-	280,443	-	7,016	393,440	-	680,899
Distributions	-	(14,182)	-	(1,371,102)	-	(1,385,284)	-	(32,794)	(1,854,443)	-	(3,272,521)
Investment by noncontrolling
interests	-	-	-	-	-	-	-	-	17,163	-	17,163
Balance, December 31, 2015	0.001	$(24,036)	17,189	$13,063,060	17,189	$13,039,024	410	$312,845	$3,144,830	17,599	$16,496,699

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$680,899	$(131,080)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Finance income	95,522	26,595
Income from investment in joint ventures	(691,143)	(531,271)
Interest expense from amortization of debt financing costs	10,315	14,985
Interest expense, other	16,729	9,996
Changes in operating assets and liabilities:
Other assets	(94,962)	(11,807)
Due to Investment Manager and affiliates, net	(789,995)	585,577
Accrued expenses and other liabilities	26,833	99,430
Distributions from joint ventures	687,301	531,271
Net cash (used in) provided by operating activities	(58,501)	593,696
Cash flows from investing activities:
Purchase of equipment	-	(10,798,469)
Investment in note receivable	-	(2,650,274)
Principal received on finance lease	2,958,240	1,184,176
Investment in joint ventures	(6,001,327)	(4,904,295)
Distributions received from joint ventures in excess of profits	2,334,205	1,809,695
Net cash used in investing activities	(708,882)	(15,359,167)
Cash flows from financing activities:
Sale of Class A and Class I shares	-	15,398,716
Sales and offering expenses paid	(53,465)	(974,050)
Proceeds from revolving line of credit, recourse	1,500,000	-
Investment by noncontrolling interests	17,163	5,214,390
Distributions to noncontrolling interests	(1,854,443)	(795,237)
Distributions to shareholders	(1,418,078)	(856,601)
Net cash (used in) provided by financing activities	(1,808,823)	17,987,218
Net (decrease) increase in cash	(2,576,206)	3,221,747
Cash, beginning of period	4,249,074	1,027,327
Cash, end of period	$1,672,868	$4,249,074

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses payable to Investment Manager charged to equity	$-	$142,489
Distribution fees payable to dealer-manager	$-	$11,135
Sales commission trail payable to third parties	$-	$378,398
Acquisition fee payable to Investment Manager	$399,865	$101,524

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2015

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

December 31, 2015

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

Net income (loss) attributable to us per weighted average additional Class A share and Class I share outstanding is based upon the weighted average number of additional Class A shares and Class I shares outstanding during the year.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Our cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.  We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

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

Upfront Sales Commissions and Sales Commission Trail

We paid upfront sales commissions on Class A shares sold in the offering of up to 5.0% of gross offering proceeds from the sale of such Class A shares. We also pay an annual sales commission trail of 0.75% of offering proceeds from the sale of our Class A shares (net of dealer-manager fees and upfront sales commissions), payable quarterly commencing on the 13th month following acceptance of the subscription for such Class A shares. We will continue to pay the sales commission trail with respect to Class A shares until the earlier to occur of: (i) total sales commissions and dealer-manager fees paid with respect to the Class A shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering, (ii) such shares are repurchased or transferred or (iii) our entry into our wind down period. The upfront sales commissions and the sales commission trail were charged directly to shareholders’ equity upon acceptance of the subscription. As the sales commission trail is expected to be paid over a period of approximately 4 years, we recorded the sales commission trail at its present value upon acceptance of the subscription with a

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2015

corresponding commission payable included in accrued expenses and other liabilities on our consolidated balance sheets. Interest expense accreted with respect to the commission payable was allocated only to Class A shares.

Net Income (Loss) Per Share

Our capital structure consists of only common shares outstanding. As a result, net income (loss) per share, as presented, represents both basic and fully diluted for the period presented in the consolidated financial statements. We calculate net income (loss) per share using the two-class method to reflect the different classes of our Shares. Net income (loss) per additional Class A share and Class I share is calculated by dividing the net income (loss) attributable to additional Class A shareholders and Class I shareholders by the respective weighted-average number of shares issued and outstanding during the presented periods. The net income (loss) allocation for the Class I shares excludes interest expense of $16,729 and $9,996 related to the sales commission trail during 2015 and 2014, respectively, which is only applicable to the Class A shareholders.

Distribution Fee

We pay an annual distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering. We will continue to pay the distribution fee with respect to Class I shares until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee is payable monthly. As we estimated the distribution fee is to be paid over a period of approximately 7 years before we enter into our wind down period, we recorded the distribution fee upon acceptance of the subscription with a corresponding distribution fee payable included in accrued expenses and other liabilities on our consolidated balance sheets.

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

December 31, 2015

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

December 31, 2015

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

Income Taxes

We are taxed as a partnership for federal and state income tax purposes.  Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual shareholders rather than our business as a whole.  We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on the taxable income of any active trade or business carried on in New York City.  The UBT is imposed for each taxable year at a rate of approximately 4% of taxable income that is allocable to New York City.  Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities.  All penalties and interest, if any, associated with income taxes are included in general and administrative expense in our consolidated statements of operations.  Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.  We did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein.

Use of Estimates

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2015

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

In January 2015, FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items. The adoption of ASU 2015-01 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial statements.

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

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. ASU 2015-03 and ASU 2015-15 will be applied on a retrospective basis. The adoption of ASU 2015-03 and ASU 2015-15 becomes effective for us on January 1, 2016, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect on our consolidated financial statements. Upon adoption of both accounting standards updates, debt issuance costs associated with non-recourse long-term debt will be reclassified in our consolidated balance sheets from other assets to non-recourse long-term debt, while debt issuance costs associated with line of credit arrangements will continue to be presented in other assets on our consolidated balance sheets.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2015

investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The adoption of ASU 2016-07 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

(3)   Net Investment in Note Receivable

As of December 31, 2015 and 2014, we had no net investment in note receivable on non-accrual status and no net investment in note receivable that was past due 90 days or more and still accruing.

Net investment in note receivable consisted of the following:

	December 31,
	2015	2014
Principal outstanding	$2,500,000	$2,500,000
Initial direct costs	157,881	191,229
Deferred fees	(39,416)	(47,742)
Net investment in note receivable	$2,618,465	$2,643,487

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

Assets for which Fair Value is Disclosed

Our fixed-rate note receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and are supported by little or no market data and is therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurement of this financial asset. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2015

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. As of December 31, 2015, the fair value of the principal outstanding on the fixed-rate note receivable was estimated to be $2,533,613 and was derived using a discount rate of 10.2% per year.

(4)   Net Investment in Finance Lease

As of December 31, 2015 and 2014, we had no investment in finance lease on non-accrual status and no net investment in finance lease that was past due 90 days or more and still accruing.

 Net investment in finance lease consisted of the following:

	December 31,
	2015	2014
Minimum rents receivable	$5,706,052	$9,558,326
Estimated unguaranteed residual value	1,558,749	1,600,345
Initial direct costs	87,548	189,202
Unearned income	(786,604)	(1,753,388)
Net investment in finance lease	$6,565,745	$9,594,485

On September 4, 2014, a joint venture owned 52% by us, 33.5% by Fund Fourteen and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years. During 2015, due to damage to certain of the assets on lease, we received a total of $216,023 based on the stipulated loss values of such assets pursuant to the lease agreement. As a result, future minimum rents receivable and residual values were reduced and we recognized additional finance income of $11,083 during 2015.

Non-cancelable minimum annual amounts due on investment in finance lease over the next five years consisted of the following at December 31, 2015:

Years Ending December 31,
2016	$3,303,504
2017	2,402,548
2018	-
2019	-
2020	-
$5,706,052

(5)   Investment in Joint Ventures

On September 12, 2013, ICON Murray VI, LLC (“ICON Murray VI”), a joint venture owned by us, ICON Leasing Fund Eleven, LLC (“Fund Eleven”), an entity also managed by our Investment Manager, and Fund Twelve, purchased mining equipment for $15,106,570. The equipment was subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”). On December 1, 2013 and February 1, 2014, we contributed capital of $933,678 and $1,725,517, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to our second capital contribution, the joint venture was owned 19.8% by us, 67% by Fund Eleven and 13.2% by Fund Twelve. The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray purchased the equipment pursuant to the terms of the lease for $2,991,400. As a result, a gain on sale of assets of $448,710 was recognized by the joint venture, of which our share was $88,845. Pursuant to a remarketing agreement with a third party, the joint venture paid an aggregate remarketing fee of $766,466 as part of the transaction.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2015

Information as to the results of operations of ICON Murray VI is summarized as follows:

	Years Ended December 31,
	2015	2014
Revenue	$6,803,835	$7,626,150
Net income	$1,528,271	$1,173,789
Our share of net income	$281,497	$191,348

On March 4, 2014, ICON Blackhawk, LLC (“ICON Blackhawk”), a joint venture owned 10% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 15% by Fund Fifteen, purchased mining equipment from an affiliate of Blackhawk Mining LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $1,795,597. On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000.  In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment. On December 8, 2015, the joint venture further amended the lease with Blackhawk to add and revise certain financial covenants. The joint venture received an additional amendment fee of $75,000.

Information as to the results of operations of ICON Blackhawk is summarized as follows:

	Years Ended December 31,
	2015	2014
Revenue	$2,553,709	$2,338,049
Net income	$1,822,698	$1,839,698
Our share of net income	$184,516	$185,965

On March 28, 2014, ICON 1845, LLC (“ICON 1845”), a joint venture owned 12.5% by us, 60% by Fund Twelve and 27.5% by Fund Fifteen, purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $1,484,705. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of $1,480,000 that were scheduled to be paid in 2018 were paid by October 31, 2014.  In addition, the joint venture received an amendment fee of $100,000. On January 15, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title transferred.

Information as to the results of operations of ICON 1845 is summarized as follows:

	Years Ended December 31,
	2015	2014
Revenue	$1,455,002	$1,224,865
Net income	$1,334,444	$1,223,226
Our share of net income	$168,090	$153,958

On July 10, 2015, ICON Challenge, LLC (“ICON Challenge”), a joint venture owned 10% by us, 50% by Fund Fifteen and 40% by Fund Fourteen, purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months. Our contribution to the joint venture was $998,379.

Information as to the results of operations of ICON Challenge is summarized as follows:

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2015

	Years Ended December 31,
	2015	2014
Revenue	$531,433	$-
Net income	$512,433	$-
Our share of net income	$51,243	$-

On December 29, 2015, a joint venture owned 25% by us and 75% by Fund Fifteen purchased stamping presses and miscellaneous support equipment used in the production of certain automobiles for $11,978,455, which were simultaneously leased to Challenge for 60 months. Our contribution to the joint venture was $3,009,587.

On December 23, 2015, a joint venture owned 10% by us, 75% by Fund Fifteen and 15% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 23, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon delivery of each respective vessel, although such charters can be terminated by the joint venture after year five. On December 23, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) an advanced charter hire payment of $11,250,000. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel.

On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000. The senior secured loans bear interest at LIBOR plus 2.95% per year, which was fixed at 4.117% after giving effect to the indirect subsidiaries’ interest rate swap agreements, and mature on December 31, 2020. Our contribution to the joint venture was $2,377,250.

(6)   Revolving Line of Credit, Recourse

We entered into an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through March 31, 2015 of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. On March 31, 2015, we extended the Facility through May 30, 2017. As part of such extension, we paid debt financing costs of $19,000. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At December 31, 2015 and 2014, we had $1,500,000 and $0, respectively, outstanding under the Facility and we were in compliance with all covenants related to the Facility. On February 9, 2016, we repaid $1,000,000 of the outstanding balance under the Facility.

At December 31, 2015, we had $1,557,216 available under the Facility pursuant to the borrowing base.

(7)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CĪON Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid or pay CĪON Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We will continue to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2015

respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee is paid monthly in arrears. No dealer-manager or distribution fees were or will be paid on any Shares sold pursuant to the DRIP. During the years ended December 31, 2015 and 2014, we paid distribution fees of $2,035 and $1,102, respectively, previously accrued in due to Investment Manager and affiliates, net on our consolidated balance sheets.

Our Managing Owner also has a 1% interest in our profits, losses, distributions and liquidation proceeds, subject to increase based on our investors achieving a preferred return. In addition, our Investment Manager and its affiliates were reimbursed for a portion of the organization and offering expenses incurred in connection with our organization and offering of Shares and will be reimbursed for administrative expenses incurred in connection with our operations. The reimbursement of organization and offering expenses was capped at the lesser of 1.44% of the maximum primary offering amount of $241,000,000 and the actual costs and expenses incurred by our Investment Manager and its affiliates. Through the end of our offering period, our Investment Manager and its affiliates incurred organization and offering expenses of $1,759,237 on our behalf, of which our Investment Manager and its affiliates determined only to seek reimbursement of $239,758. As of December 31, 2015 and 2014, $0 and $52,144, respectively, of such amount was included in due to Investment Manager and affiliates, net on our consolidated balance sheets.

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

We paid distributions to our Managing Owner of $14,182 and $8,562 for the years ended December 31, 2015 and 2014, respectively.  Additionally, our Managing Owner’s interest in the net income (loss) attributable to us was $2,875 and $(3,006) for the years ended December 31, 2015 and 2014, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2015	2014
ICON Capital, LLC	Investment Manager	Offering expense
		reimbursements (1)	$-	$142,489
ICON Capital, LLC	Investment Manager	Organization cost
		reimbursements (2)	-	7,248
ICON Capital, LLC	Investment Manager	General and administrative
		reimbursements (2)	-	48,126
ICON Capital, LLC	Investment Manager	Management fees (2)	163,589	103,221
CĪON Securities, LLC	Dealer-manager	Dealer-manager and
		distribution fees (1)	-	304,055
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	524,606	615,929
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	424,701	440,599
			$1,112,896	$1,661,667
(1) Amount charged directly to shareholders' equity.
(2) Amount charged directly to operations.
(3) Amount capitalized and amortized to operations.

At December 31, 2015, we had a net payable of $553,021 due to our Investment Manager and affiliates that primarily consisted of acquisition fees of $399,865 and administrative expense reimbursements of $188,537. At December 31, 2014, we

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2015

had a net payable of $945,186 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $649,191, management fees of $104,690 and acquisition fees of $101,524.

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

At times, our cash may exceed insured limits. We have placed these funds in a high quality institution in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2015, we had one lessee and one borrower that accounted for 100% of our finance income. Our income from investment in joint ventures was derived from our investment in six joint ventures.

For the year ended December 31, 2014, we had one lessee and one borrower that accounted for 100% of our finance income. Our income from investment in joint ventures was derived from our investment in three joint ventures.

As of December 31, 2015, we had one lessee and one borrower that accounted for 48.0% of total assets.  Additionally, we had two lessees through our joint venture investments that accounted for 28.1% of total assets.

As of December 31, 2014, we had one lessee and one borrower that accounted for 59.6% of total assets.  Additionally, we had three lessees through our joint venture investments that accounted for 19.9% of total assets.

(9)   Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2015
	North
	America	Vessel (a)	Total
Revenue:
Finance income	$1,083,420	$-	$1,083,420
Income from investment in joint ventures	$687,301	$3,842	$691,143

	At December 31, 2015
	North
	America	Vessel (a)	Total
Long-lived assets:
Net investment in note receivable	$2,618,465	$-	$2,618,465
Net investment in finance lease	$6,565,745	$-	$6,565,745
Investment in joint ventures	$5,783,857	$2,381,092	$8,164,949

(a) Vessel is generally free to trade worldwide.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2015

	Year Ended December 31, 2014
	North
	America	Total
Revenue:
Finance income	$407,953	$407,953
Income from investment in joint ventures	$531,271	$531,271

	At December 31, 2014
	North
	America	Total
Long-lived assets:
Net investment in note receivable	$2,643,487	$2,643,487
Net investment in finance lease	$9,594,485	$9,594,485
Investment in joint ventures	$4,094,120	$4,094,120

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

(11) Income Tax Reconciliation (unaudited)

At December 31, 2015 and 2014, shareholders’ capital included in the consolidated financial statements totaled $13,351,869 and $14,482,488, respectively. Shareholders’ capital for federal income tax purposes at December 31, 2015 and 2014 totaled $14,471,273 and $15,826,834, respectively. The difference arises primarily from organization and offering expenses reported as a reduction in shareholder’s capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in taxable income from joint ventures primarily related to differences in depreciation and amortization between financial reporting purposes and federal income tax reporting purposes.

The following table reconciles net income (loss) attributable to us for financial statement reporting purposes to net income attributable to us for federal income tax purposes for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Net income (loss) attributable to Fund Sixteen per financial statements	$287,459	$(300,597)
Organization and offering expenses	-	135,300
Taxable income from joint ventures	11,294	835,927
Taxable income attributable to noncontrolling interests	356,864	-
Other	(146,023)	147,653
Net income attributable to Fund Sixteen for federal income tax purposes	$509,594	$818,283

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2015, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Our Managing Owner assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Owner believes that, as of December 31, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Owner’s internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers of the Registrant's Managing Owner and Corporate Governance

Our Managing Owner

Our Managing Owner was formed as a Delaware limited liability company on January 3, 2013 to act as our managing owner. Its principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700. The sole member of our Managing Owner is ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”).

Name	Age	Title
Michael A. Reisner	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	45	Managing Director and Principal Financial and Accounting Officer

Biographical information regarding the officers and directors of our Managing Owner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager, ICON Capital, was formed in 1985. Our Investment Manager's principal office is located at 3 Park Avenue, 36th Floor, New York, New York 10016, and its telephone number is (212) 418-4700.

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

Name	Age	Title
Michael A. Reisner	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	43	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	45	Managing Director and Principal Financial and Accounting Officer
Harry Giovani	41	Managing Director and Chief Credit Officer

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

Item 11. Executive Compensation

We have no directors or officers. Our Investment Manager and affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2015	2014
ICON Capital, LLC	Investment Manager	Offering expense
		reimbursements (1)	$-	$142,489
ICON Capital, LLC	Investment Manager	Organization cost
		reimbursements (2)	-	7,248
ICON Capital, LLC	Investment Manager	General and administrative
		reimbursements (2)	-	48,126
ICON Capital, LLC	Investment Manager	Management fees (2)	163,589	103,221
CĪON Securities, LLC	Dealer-manager	Dealer-manager and
		distribution fees (1)	-	304,055
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (2)	524,606	615,929
ICON Capital, LLC	Investment Manager	Acquisition fees (3)	424,701	440,599
			$1,112,896	$1,661,667

(1) Amount charged directly to shareholders' equity.
(2) Amount charged directly to operations. (3) Amount capitalized and amortized to operations.

Our Managing Owner has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our Managing Owner of $14,182 and $8,562 for the years ended December 31, 2015 and 2014, respectively. Additionally, our Managing Owner’s interest in the net income (loss) attributable to us was $2,875 and $(3,006) for the years ended December 31, 2015 and 2014, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Managing Owner and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. No person of record owns, or is known by us to own, beneficially more than 5% of any class of our securities.

(b)   As of March 18, 2016, no directors or officers of our Managing Owner own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2015 and 2014, our auditors provided audit services relating to our Registration Statement on Form S-1, our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  The following table presents the fees for audit services rendered by Ernst & Young LLP for the years ended December 31, 2015 and 2014:

	2015	2014
Audit fees	$120,329	$149,050
Tax fees	23,916	44,835
	$144,245	$193,885

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

101.PRE    XBRLTaxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON ECI Fund Sixteen

(Registrant)

By: ICON MT 16, LLC

      (Managing Owner of the Registrant)

March 22, 2016

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

March 22, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)