Form 10-Q
period 2016-03-31
ICON ECI Fund Sixteen
filed 2016-05-11
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)
Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
Number of outstanding Class A and Class I shares of the registrant on May 9, 2016 is 17,189 and 410, respectively.

ICON ECI Fund Sixteen

PART I - FINANCIAL INFORMATION	Page
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statement of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 5
Item 2. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Cash	$771,260	$1,672,868
Net investment in note receivable	2,612,226	2,618,465
Net investment in finance lease	6,126,241	6,565,745
Investment in joint ventures	7,241,604	8,164,949
Other assets	59,720	100,162
Total assets	$16,811,051	$19,122,189
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates, net	$124,102	$553,021
Revolving line of credit, recourse	-	1,500,000
Accrued expenses and other liabilities	517,123	572,469
Total liabilities	641,225	2,625,490

Commitments and contingencies (Note 8)

Equity:
Shareholders' capital
Class A	12,926,444	13,039,024
Class I	310,275	312,845
Total shareholders' capital	13,236,719	13,351,869
Noncontrolling interests	2,933,107	3,144,830
Total equity	16,169,826	16,496,699
Total liabilities and equity	$16,811,051	$19,122,189

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Finance income	$218,088	$295,404
Income from investment in joint ventures	357,382	48,345
Total revenue	575,470	343,749

Expenses:
Management fees	43,519	41,060
Administrative expense reimbursements	111,011	122,855
General and administrative	91,836	43,425
Interest	13,752	7,945
Total expenses	260,118	215,285
Net income	315,352	128,464
Less: net income attributable to noncontrolling interests	76,583	104,557
Net income attributable to Fund Sixteen	$238,769	$23,907

Net income attributable to Fund Sixteen allocable to:
Additional Class A shareholders and Class I shareholders	$236,381	$23,668
Managing Owner	2,388	239
	$238,769	$23,907

Additional Class A shares:
Net income attributable to Fund Sixteen allocable to additional Class A shareholders	$230,789	$23,019
Weighted average number of additional Class A shares outstanding	17,189	17,189
Net income attributable to Fund Sixteen per weighted average additional Class A share	$13.43	$1.34

Class I shares:
Net income attributable to Fund Sixteen allocable to Class I shareholders	$5,592	$649
Weighted average number of Class I shares outstanding	410	410
Net income attributable to Fund Sixteen per weighted average Class I share	$13.64	$1.58

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statement of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2015	0.001	$(24,036)	17,189	$13,063,060	17,189	$13,039,024	410	$312,845	$3,144,830	17,599	$16,496,699
Net income	-	2,388	-	230,789	-	233,177	-	5,592	76,583	-	315,352
Distributions	-	(3,539)	-	(342,218)	-	(345,757)	-	(8,162)	(288,306)	-	(642,225)
Balance, March 31, 2016	0.001	$(25,187)	17,189	$12,951,631	17,189	$12,926,444	410	$310,275	$2,933,107	17,599	$16,169,826
(unaudited)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$315,352	$128,464
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Finance income	16,526	20,278
Income from investment in joint ventures	(357,382)	(48,345)
Interest expense from amortization of debt financing costs	2,186	3,709
Interest expense, other	3,739	4,236
Changes in operating assets and liabilities:
Other assets	38,256	(93,473)
Due to Investment Manager and affiliates, net	(428,919)	121,574
Accrued expenses and other liabilities	(34,927)	31,042
Distributions from joint ventures	334,927	85,550
Net cash (used in) provided by operating activities	(110,242)	253,035
Cash flows from investing activities:
Principal received on finance lease	429,217	671,817
Distributions received from joint ventures in excess of profits	945,800	545,113
Net cash provided by investing activities	1,375,017	1,216,930
Cash flows from financing activities:
Repayment of non-recourse long-term debt	(1,500,000)	-
Sales and offering expenses paid	(24,158)	-
Distributions to noncontrolling interests	(288,306)	(444,000)
Distributions to shareholders	(353,919)	(346,596)
Net cash used in financing activities	(2,166,383)	(790,596)
Net (decrease) increase in cash	(901,608)	679,369
Cash, beginning of period	1,672,868	4,249,074
Cash, end of period	$771,260	$4,928,443

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2016

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

(2)   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of our Managing Owner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results for the interim period are not necessarily indicative of the results for the full year.

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

Financing receivables are generally placed on a non-accrual status when payments are more than 90 days past due. Additionally, our Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Investment Manager’s judgment, these accounts may be placed on a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual financing receivables are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual financing receivables is not in doubt, interest income is recognized on a cash basis. Financing receivables on non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

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

Recently Adopted Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items. We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. We adopted ASU 2015-02 on January 1, 2016, which did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which further specifies the SEC Staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We adopted ASU 2015-03 on January 1, 2016, which did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016. In addition, we adopted ASU 2015-15 on January 1, 2016 and continue to present debt issuance costs associated with our revolving line of credit as other assets on our consolidated balance sheets.

Other Recent Accounting Pronouncements

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

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending after December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

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

March 31, 2016

(unaudited)

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

(3)   Net Investment in Note Receivable

As of March 31, 2016 and December 31, 2015, we had no net investment in note receivable on non-accrual status and no net investment in note receivable that was past due 90 days or more and still accruing.

Net investment in note receivable consisted of the following:

	March 31, 2016	December 31, 2015
Principal outstanding	$2,500,000	$2,500,000
Initial direct costs	149,566	157,881
Deferred fees	(37,340)	(39,416)
Net investment in note receivable	$2,612,226	$2,618,465

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

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. As of March 31, 2016, the fair value of the principal outstanding on the fixed-rate note receivable was estimated to be $2,532,396 and was derived using a discount rate of 10.20% per year.

(4)   Net Investment in Finance Lease

 As of March 31, 2016 and December 31, 2015, we had no net investment in finance lease on non-accrual status and no net investment in finance lease that was past due 90 days or more and still accruing.

Net investment in finance lease consisted of the following:

	March 31, 2016	December 31, 2015
Minimum rents receivable	$5,105,415	$5,706,052
Estimated unguaranteed residual value	1,558,749	1,558,749
Initial direct costs	68,010	87,548
Unearned income	(605,933)	(786,604)
Net investment in finance lease	$6,126,241	$6,565,745

(5)   Investment in Joint Ventures

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

On October 29, 2015, Murray Energy Corporation and certain of its affiliates purchased mining equipment from a joint venture owned 19.8% by us pursuant to the terms of the lease for $2,991,400. As a result, a gain on sale of assets of $448,710 was recognized by the joint venture, of which our share was $88,845. Pursuant to a remarketing agreement with a third party, the joint venture paid an aggregate remarketing fee of $766,466 as part of the transaction.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenue	$-	$1,906,537
Net loss	$(1,652)	$(152,379)
Our share of net loss	$(327)	$(37,205)

On January 14, 2016, D&T Holdings, LLC (“D&T”) satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, the joint venture owned 12.5% by us recognized finance income of approximately $1,400,000, of which our share was approximately $175,000.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenue	$1,491,704	$397,195
Net income	$1,484,181	$320,279
Our share of net income	$185,623	$40,360

On December 23, 2015, a joint venture owned 10% by us, 75% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”) and 15% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”), each an entity also managed by our Investment Manager, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) an advanced charter hire payment of $11,250,000. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000. The advanced charter hire payments were recorded at present value at inception in accordance with U.S. GAAP. The senior secured loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.95% per year, which was fixed at 4.117% after giving effect to the indirect subsidiaries’ interest rate swap agreements, and mature on December 31, 2020. Our contribution to the joint venture totaling $2,377,250 was made in December 2015.

Information as to the results of operations of ICON Blackhawk, LLC, which is owned 10% by us, is summarized as follows:

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$532,656	$706,896
Net income	$399,571	$446,084
Our share of net income	$40,495	$45,190

Information as to the results of operations of ICON Challenge III, LLC, which is owned 25% by us, is summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenue	$344,916	$-
Net income	$344,916	$-
Our share of net income	$86,229	$-

(6)   Revolving Line of Credit, Recourse

We have an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through May 30, 2017 of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. As of December 31, 2015, we had $1,500,000 outstanding under the Facility, of which we repaid $1,000,000 and $500,000 on February 9, 2016 and March 29, 2016, respectively. At March 31, 2016, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At March 31, 2016, we had $2,965,749 available under the Facility pursuant to the borrowing base.

(7)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CĪON Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid or pay CĪON Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We will continue to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee is paid monthly in arrears. No dealer-manager or distribution fees were or will be paid on any Shares sold pursuant to the DRIP. During the three months ended March 31, 2016, we did not pay any distribution fees.

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

March 31, 2016

(unaudited)

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

We paid distributions to our Managing Owner of $3,539 and $3,466 for the three months ended March 31, 2016 and 2015, respectively. Additionally, our Managing Owner’s interest in the net income attributable to us was $2,388 and $239 for the three months ended March 31, 2016 and 2015, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2016	2015
ICON Capital, LLC	Investment Manager	Management fees (1)	$43,519	$41,060
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (1)	111,011	122,855
			$154,530	$163,915
(1) Amount charged directly to operations.

At March 31, 2016, we had a net payable of $124,102 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $111,011. At December 31, 2015, we had a net payable of $553,021 due to our Investment Manager and affiliates that primarily consisted of acquisition fees of $399,865 and administrative expense reimbursements of $188,537.

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

Item 2. Managing Owner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2015:

Geotechnical Drilling Vessels

On December 23, 2015, a joint venture owned 10% by us, 75% by Fund Fifteen and 15% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the Fugro Vessels from affiliates of Fugro for an aggregate purchase price of $130,000,000. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. The Fugro Scout was acquired in December 2015. On January 8, 2016, the Fugro Voyager was acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000.  The advanced charter hire payment was recorded at present value at inception in accordance with U.S. GAAP. The senior secured loan matures on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans related to the Fugro Scout and the Fugro Voyager from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Our contribution to the joint venture totaling $2,377,250 was made in December 2015.

Trucks and Trailers

On January 14, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, the joint venture owned 12.5% by us recognized finance income of approximately $1,400,000, of which our share was approximately $175,000.

The following table includes information on the significant transactions that we engaged in from the Initial Closing Date through March 31, 2016:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration/ Maturity Date	Collateral/ Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	10/29/2015	Ownership of mining equipment	$3,258 (5)	None	Expired
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$1,006,796 (2)	None	Performing
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	$2,319 (5)	None	Prepaid (6)
Geokinetics, Inc.	Lease	$5,690,851	N/A	8/31/2017	Ownership of seismic testing equipment	$3,190,935 (3)	None	Performing
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	$2,612,226 (4)	None	Performing
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	$914,736 (2)	None	Performing
Challenge Mfg. Company, LLC (1)	Lease	$3,009,587	N/A	1/9/2021	Ownership of stamping presses and support equipment	$2,914,750 (2)	None	Performing
Fugro N.V. (1)	Lease	$2,377,250	N/A	12/24/2027	Ownership of geotechnical drilling vessels	$2,399,745 (2)	None	Performing

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
(5) Primarily represents our proportionate share of the remaining cash balance held by the joint venture.
(6) Please refer to the disclosure under the subheading "Trucks and Trailers" above for additional information related to the prepayment of the lease by D&T.

Recently Adopted Accounting Pronouncements

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which we adopted on January 1, 2016. The adoption of ASU 2015-01 did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which we adopted on January 1, 2016. The adoption of ASU 2015-02 did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

In April 2015 and August 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements, respectively, each of which we adopted on January 1, 2016. The adoption of ASU 2015-03 and ASU 2015-15 did not have an effect on our consolidated financial statements as of and for the three months ended March 31, 2016.

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers implementation of ASU 2014-09 by one year. ASU 2014-09 will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will become effective for us on our fiscal year ending after December 31, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases, which will become effective for us on January 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which will become effective for us on January 1, 2017. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Financing Transactions

As of March 31, 2016 and December 31, 2015, the net investment in finance lease amount presented on our consolidated balance sheets is secured by our ownership of seismic testing equipment. As of March 31, 2016 and December 31, 2015, the net investment in note receivable amount presented on our consolidated balance sheets is secured by a second priority security interest in all of the borrower’s assets, including trailers and equity interests.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Geokinetics, Inc.	Seismic testing equipment	74%	81%
Premier Trailer Leasing, Inc.	Trailers	26%	19%
		100%	100%

Interest income from our net investment in note receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
Finance income	$218,088	$295,404	$(77,316)
Income from investment in joint ventures	357,382	48,345	309,037
Total revenue	$575,470	$343,749	$231,721

Total revenue for the 2016 Quarter increased $231,721, or 67.4%, as compared to the 2015 Quarter. The increase was due to an increase in income from investment in joint ventures as a result of the prepayment by D&T during the 2016 Quarter and entering into new joint ventures related to Challenge Mfg. Company, LLC and Fugro subsequent to the 2015 Quarter. The increase was partially offset by a decrease in finance income due to damage to certain of the assets on lease to Geokinetics, Inc. (“Geokinetics”) in 2015, which accelerated income recognition related to such assets based on the stipulated loss values and the declining nature of recognizing income using the effective interest rate method.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended March 31,
	2016	2015	Change
Management fees	$43,519	$41,060	$2,459
Administrative expense reimbursements	111,011	122,855	(11,844)
General and administrative	91,836	43,425	48,411
Interest	13,752	7,945	5,807
Total expenses	$260,118	$215,285	$44,833

Total expenses for the 2016 Quarter increased $44,833, or 20.8%, as compared to the 2015 Quarter. The increase was primarily due to an increase in general and administrative expenses related to taxes, partially offset by lower consulting and legal expenses incurred during the 2016 Quarter as compared to the 2015 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $27,974, from $104,557 in the 2015 Quarter to $76,583 in the 2016 Quarter. The decrease was a result of lower net income generated by our finance lease related to Geokinetics during the 2016 Quarter as compared to the 2015 Quarter.

Net Income Attributable to Fund Sixteen

As a result of the foregoing factors, net income attributable to us for the 2016 Quarter and the 2015 Quarter was $238,769 and $23,907, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2016 Quarter was $13.43 and $13.64, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2015 Quarter was $1.34 and $1.58, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2016 compared to December 31, 2015.

Total Assets

Total assets decreased $2,311,138, from $19,122,189 at December 31, 2015 to $16,811,051 at March 31, 2016. The decrease was primarily due to existing cash and cash generated by our investments being partially used to (i) repay the total amount outstanding on our Facility, (ii) pay distributions to our shareholders and noncontrolling interests and (iii) repay certain of our related party payable during the 2016 Quarter.

Total Liabilities

Total liabilities decreased $1,984,265, from $2,625,490 at December 31, 2015 to $641,225 at March 31, 2016. The decrease was primarily due to the repayment of our Facility and certain of our related party payable during the 2016 Quarter.

Equity

Equity decreased $326,873, from $16,496,699 at December 31, 2015 to $16,169,826 at March 31, 2016.  The decrease was primarily due to distributions to our shareholders and noncontrolling interests, partially offset by our net income in the 2016 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2016 and December 31, 2015, we had cash of $771,260 and $1,672,868, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of March 31, 2016, the cash reserve was $87,348. During our operating period, which commenced on January 1, 2015, our main source of cash will be from the collection of income and principal on our note receivable and finance lease and distributions from our joint ventures. Our main use of cash will be for distributions to our shareholders and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our shareholders and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future, including distributions to our shareholders and noncontrolling interests, general and administrative expenses, new investment opportunities, management fees and administrative expense reimbursements.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At March 31, 2016, we had $2,965,749 available under the Facility pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 6 to our consolidated financial statements. Our Managing Owner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

Operating Activities

Cash flows from operating activities decreased $363,277, from a source of cash of $253,035 in the 2015 Quarter to a use of cash of $110,242 in the 2016 Quarter. The decrease was primarily due to the use of cash to repay certain of our liabilities during the 2016 Quarter, partially offset by an increase in distributions from our joint ventures during the 2016 Quarter as compared to the 2015 Quarter.

Investing Activities

Cash provided by investing activities increased $158,087, from $1,216,930 in the 2015 Quarter to $1,375,017 in the 2016 Quarter. The increase was due to an increase in distributions from our joint ventures in excess of profits during the 2016 Quarter, partially offset by a decrease in principal received on our finance lease with Geokinetics.

Financing Activities

Cash used in financing activities increased $1,375,787, from $790,596 in the 2015 Quarter to $2,166,383 in the 2016 Quarter. The increase was primarily due to the repayment of our Facility during the 2016 Quarter, partially offset by distributions paid to shareholders and noncontrolling interests.

Financings and Borrowings

Revolving Line of Credit, Recourse

We have an agreement with CB&T for our Facility, which is secured by all of our assets not subject to a first priority lien.  Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. On February 9, 2016 and March 29, 2016, we repaid $1,000,000 and $500,000, respectively, of the outstanding balance under the Facility. At March 31, 2016, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At March 31, 2016, we had $2,965,749 available under the Facility pursuant to the borrowing base.

Distributions

We, at our Managing Owner’s discretion, pay monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission and expect to continue to pay such distributions until the termination of our operating period.  During the 2016 Quarter, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $3,539, $342,218 and $8,162, respectively. We also paid distributions to our noncontrolling interests of $288,306 in the 2016 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations will not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at March 31, 2016.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2016, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended March 31, 2016.

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

10.3

Loan Modification Agreement, by and between California Bank & Trust and ICON ECI Fund Sixteen, dated as of March 31, 2015 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed on May, 8, 2015).

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

May 10, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)