Form 10-Q
period 2016-06-30
ICON ECI Fund Sixteen
filed 2016-08-11
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)
Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
Number of outstanding Class A and Class I shares of the registrant on August 5, 2016 is 17,189 and 410, respectively.

ICON ECI Fund Sixteen

PART I - FINANCIAL INFORMATION	Page
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Changes in Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements	1 2 3 4 5
Item 2. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Signatures	25

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Cash	$4,668,093	$1,672,868
Net investment in note receivable	2,605,987	2,618,465
Net investment in finance lease	5,325,955	6,565,745
Investment in joint ventures	3,333,490	8,164,949
Other assets	56,841	100,162
Total assets	$15,990,366	$19,122,189
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates, net	$120,852	$553,021
Revolving line of credit, recourse	-	1,500,000
Accrued expenses and other liabilities	540,274	572,469
Total liabilities	661,126	2,625,490

Commitments and contingencies (Note 8)

Equity:
Shareholders' capital
Class A	12,476,731	13,039,024
Class I	299,739	312,845
Total shareholders' capital	12,776,470	13,351,869
Noncontrolling interests	2,552,770	3,144,830
Total equity	15,329,240	16,496,699
Total liabilities and equity	$15,990,366	$19,122,189

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Finance income	$203,398	$281,722	$421,486	$577,126
Income from investment in joint ventures	107,158	221,547	464,540	269,892
Gain on sale of investment in joint ventures	19,566	-	19,566	-
Total revenue	330,122	503,269	905,592	847,018

Expenses:
Management fees	75,811	41,065	119,330	82,125
Administrative expense reimbursements	109,253	113,980	220,264	236,835
General and administrative	171,323	152,398	263,159	195,823
Interest	7,219	6,518	20,971	14,463
Total expenses	363,606	313,961	623,724	529,246
Net (loss) income	(33,484)	189,308	281,868	317,772
Less: net income attributable to noncontrolling interests	69,292	105,661	145,875	210,218
Net (loss) income attributable to Fund Sixteen	$(102,776)	$83,647	$135,993	$107,554

Net (loss) income attributable to Fund Sixteen allocable to:
Additional Class A shareholders and Class I shareholders	$(101,748)	$82,810	$134,633	$106,478
Managing Owner	(1,028)	837	1,360	1,076
	$(102,776)	$83,647	$135,993	$107,554

Additional Class A shares:
Net (loss) income attributable to Fund Sixteen allocable to
additional Class A shareholders	$(99,456)	$80,781	$131,333	$103,800
Weighted average number of additional Class A shares outstanding	17,189	17,189	17,189	17,189
Net (loss) income attributable to Fund Sixteen per weighted
average additional Class A share	$(5.79)	$4.70	$7.64	$6.04

Class I shares:
Net (loss) income attributable to Fund Sixteen
allocable to Class I shareholders	$(2,292)	$2,029	$3,300	$2,678
Weighted average number of Class I shares outstanding	410	410	410	410
Net (loss) income attributable to Fund Sixteen per weighted
average Class I share	$(5.59)	$4.95	$8.05	$6.53

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2015	0.001	$(24,036)	17,189	$13,063,060	17,189	$13,039,024	410	$312,845	$3,144,830	17,599	$16,496,699
Net income	-	2,388	-	230,789	-	233,177	-	5,592	76,583	-	315,352
Distributions	-	(3,539)	-	(342,218)	-	(345,757)	-	(8,162)	(288,306)	-	(642,225)
Balance, March 31, 2016	0.001	(25,187)	17,189	12,951,631	17,189	12,926,444	410	310,275	2,933,107	17,599	16,169,826
(unaudited)

Net (loss) income	-	(1,028)	-	(99,456)	-	(100,484)	-	(2,292)	69,292	-	(33,484)
Distributions	-	(3,575)	-	(345,654)	-	(349,229)	-	(8,244)	(449,629)	-	(807,102)
Balance, June 30, 2016	0.001	$(29,790)	17,189	$12,506,521	17,189	$12,476,731	410	$299,739	$2,552,770	17,599	$15,329,240
(unaudited)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$281,868	$317,772
Adjustments to reconcile net income to net cash used in operating activities:
Finance income	75,344	42,152
Income from investment in joint ventures	(464,540)	(269,892)
Gain on sale of investment in joint ventures	(19,566)	-
Interest expense from amortization of debt financing costs	4,372	5,895
Interest expense, other	7,219	8,568
Changes in operating assets and liabilities:
Other assets	38,949	(137,430)
Due to Investment Manager and affiliates, net	(432,169)	(1,262,877)
Accrued expenses and other liabilities	10,136	(24,698)
Distributions from joint ventures	461,911	307,096
Net cash used in operating activities	(36,476)	(1,013,414)
Cash flows from investing activities:
Proceeds from sale of investment in joint ventures	3,788,373	-
Principal received on finance lease	1,176,924	1,395,536
Investment in joint ventures	-	(15,976)
Distributions received from joint ventures in excess of profits	1,065,281	834,909
Net cash provided by investing activities	6,030,578	2,214,469
Cash flows from financing activities:
Repayment of revolving line of credit, recourse	(1,500,000)	-
Sales and offering expenses paid	(49,550)	-
Investment by noncontrolling interests	-	17,163
Distributions to noncontrolling interests	(737,935)	(897,657)
Distributions to shareholders	(711,392)	(705,055)
Net cash used in financing activities	(2,998,877)	(1,585,549)
Net increase (decrease) in cash	2,995,225	(384,494)
Cash, beginning of period	1,672,868	4,249,074
Cash, end of period	$4,668,093	$3,864,580

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

June 30, 2016

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

June 30, 2016

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

Recently Adopted Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items. We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (“ASU

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. We adopted ASU 2015-02 on January 1, 2016, which did not have an effect on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which further specifies the SEC staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We adopted ASU 2015-03 on January 1, 2016, which did not have an effect on our consolidated financial statements. In addition, we adopted ASU 2015-15 on January 1, 2016 and continue to present debt issuance costs associated with our revolving line of credit as other assets on our consolidated balance sheets.

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

June 30, 2016

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

(3)   Net Investment in Note Receivable

As of June 30, 2016 and December 31, 2015, we had no net investment in note receivable on non-accrual status and no net investment in note receivable that was past due 90 days or more and still accruing.

Net investment in note receivable consisted of the following:

	June 30, 2016	December 31, 2015
Principal outstanding	$2,500,000	$2,500,000
Initial direct costs	141,252	157,881
Deferred fees	(35,265)	(39,416)
Net investment in note receivable	$2,605,987	$2,618,465

Assets for which Fair Value is Disclosed

Our fixed-rate note receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and are supported by little or no market data and is therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of this financial asset. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, including the recorded value of our Facility (as defined below in Note 6), approximates fair value due to their short-term maturities.

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. As of June 30, 2016, the fair value of the principal outstanding on our fixed-rate note receivable was estimated to be $2,530,476 and was derived using a discount rate of 10.20% per year.

(4)   Net Investment in Finance Lease

 As of June 30, 2016 and December 31, 2015, we had no net investment in finance lease on non-accrual status and no net investment in finance lease that was past due 90 days or more and still accruing.

Net investment in finance lease consisted of the following:

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

	June 30, 2016	December 31, 2015
Minimum rents receivable	$4,172,208	$5,706,052
Estimated unguaranteed residual value	1,546,793	1,558,749
Initial direct costs	50,151	87,548
Unearned income	(443,197)	(786,604)
Net investment in finance lease	$5,325,955	$6,565,745

(5)   Investment in Joint Ventures

On October 29, 2015, Murray Energy Corporation and certain of its affiliates (collectively, “Murray”) purchased mining equipment from a joint venture owned 19.8% by us pursuant to the terms of the lease for $2,991,400. As a result, a gain on sale of assets of $448,710 was recognized by the joint venture, of which our share was $88,845. Pursuant to a remarketing agreement with a third party, the joint venture paid an aggregate remarketing fee of $766,466 as part of the transaction.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$-	$1,906,537	$-	$3,813,074
Net (loss) income	$(365)	$662,658	$(2,017)	$510,278
Our share of net (loss) income	$(72)	$124,173	$(399)	$86,968

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

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$-	$380,693	$1,491,704	$777,888
Net (loss) income	$(3,684)	$364,240	$1,480,497	$684,518
Our share of net (loss) income	$(460)	$45,865	$185,162	$86,225

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

June 30, 2016

(unaudited)

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

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge, LLC (“ICON Challenge”), a joint venture owned 10% by us, 40% by Fund Fourteen and 50% by Fund Fifteen, for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale.

Information as to the results of operations of ICON Challenge is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$196,415	$-	$463,524	$-
Net income	$215,050	$-	$482,159	$-
Our share of net income	$21,505	$-	$48,216	$-

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III, LLC (“ICON Challenge III”), a joint venture owned 25% by us and 75% by Fund Fifteen, for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of investment in joint venture of $17,681.

Information as to the results of operations of ICON Challenge III is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$254,206	$-	$599,122	$-
Net income	$253,906	$-	$598,822	$-
Our share of net income	$63,476	$-	$149,705	$-

Information as to the results of operations of ICON Blackhawk, LLC, which is owned 10% by us, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$513,952	$677,973	$1,046,607	$1,384,869
Net income	$378,169	$509,444	$777,740	$955,528
Our share of net income	$38,333	$51,509	$78,828	$96,699

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. As of December 31, 2015, we had $1,500,000 outstanding under the Facility, of which we repaid $1,000,000 and $500,000 on February 9, 2016 and March 29, 2016, respectively. At June 30, 2016, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

At June 30, 2016, we had $1,861,788 available under the Facility pursuant to the borrowing base.

(7)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CĪON Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid or pay CĪON Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We will continue to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee is paid monthly in arrears. No dealer-manager or distribution fees were or will be paid on any Shares sold pursuant to the DRIP. During the three and six months ended June 30, 2016, we paid distribution fees of $1,017.

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

We paid distributions to our Managing Owner of $3,575 and $7,114 for the three and six months ended June 30, 2016, respectively. We paid distributions to our Managing Owner of $3,585 and $7,051 for the three and six months ended June 30, 2015, respectively. Additionally, our Managing Owner’s interest in the net (loss) income attributable to us was $(1,028) and $1,360 for the three and six months ended June 30, 2016, respectively. Our Managing Owner’s interest in the net income attributable to us was $837 and $1,076 for the three and six months ended June 30, 2015, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2016	2015	2016	2015
ICON Capital, LLC	Investment Manager	Management fees (1)	$75,811	$41,065	$119,330	$82,125
ICON Capital, LLC	Investment Manager	Administrative expense
		reimbursements (1)	109,253	113,980	220,264	236,835
			$185,064	$155,045	$339,594	$318,960
(1) Amount charged directly to operations.

At June 30, 2016, we had a net payable of $120,852 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $109,253. At December 31, 2015, we had a net payable of $553,021 due to our

ICON ECI Fund Sixteen

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Investment Manager and affiliates that primarily consisted of acquisition fees of $399,865 and administrative expense reimbursements of $188,537.

During the three months ended June 30, 2016, we sold our interests in certain of our joint ventures to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Investment Manager provides bookkeeping and administrative services related to such assets for a fee.

(8)   Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

(9)   Subsequent Event

On August 9, 2016, Premier Trailer Leasing, Inc. (“Premier Trailer”) satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $2,581,944.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2015:

Geotechnical Drilling Vessels

On December 23, 2015, a joint venture owned 10% by us, through two indirect subsidiaries, entered into memoranda of agreement to purchase the Fugro Vessels from affiliates of Fugro for an aggregate purchase price of $130,000,000. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. The Fugro Scout was acquired in December 2015. On January 8, 2016, the Fugro Voyager was acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and an advanced charter hire payment of $11,250,000.  The advanced charter hire payment was recorded at present value at inception in accordance with U.S. GAAP. The senior secured loan matures on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans related to the Fugro Scout and the Fugro Voyager from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Our contribution to the joint venture totaling $2,377,250 was made in December 2015.

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

Auto Manufacturing Equipment

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge, a joint venture owned 10% by us, for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale.

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III, a joint venture owned 25% by us, for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of investment in joint venture of $17,681.

The following table includes information on the significant transactions that we engaged in from the Initial Closing Date through June 30, 2016:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration/ Maturity Date	Collateral/ Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$942,411 (2)	None	Performing
Geokinetics, Inc.	Lease	$5,690,851	N/A	8/31/2017	Ownership of seismic testing equipment	$2,775,622 (3)	None	Performing
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	$2,605,987 (4)	None	Performing (8)
Fugro N.V. (1)	Lease	$2,377,250	N/A	12/24/2027	Ownership of geotechnical drilling vessels	$2,384,120 (2)	None	Performing
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	10/29/2015	Ownership of mining equipment	$3,186 (5)	None	Expired
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	$1,858 (5)	None	Prepaid (6)
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	$1,899 (5)	None	Sold (7)
Challenge Mfg. Company, LLC (1)	Lease	$3,009,587	N/A	1/9/2021	Ownership of stamping presses and support equipment	$16 (5)	None	Sold (7)

(1) Our investment in this portfolio company is through a joint venture and is or was included in our consolidated balance sheets as investment in joint ventures.

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
(5) Primarily represents our proportionate share of the remaining cash balance or receivable held by the joint venture.
(6) Please refer to the disclosure under the subheading "Trucks and Trailers" above for additional information related to the prepayment of the lease by D&T.

(7) Please refer to the disclosure under the subheading "Auto Manufacturing Equipment" above for additional information related to the sale of the interests in the joint venture that owns the equipment subject to the lease.

(8) On August 9, 2016, the loan was prepaid in full (see "Subsequent Event" below).

Subsequent Event

On August 9, 2016, Premier Trailer satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $2,581,944.

Recently Adopted Accounting Pronouncements

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which we adopted on January 1, 2016. The adoption of ASU 2015-01 did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which we adopted on January 1, 2016. The adoption of ASU 2015-02 did not have an effect on our consolidated financial statements.

In April 2015 and August 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements, respectively, each of which we adopted on January 1, 2016. The adoption of ASU 2015-03 and ASU 2015-15 did not have an effect on our consolidated financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Financing Transactions

As of June 30, 2016 and December 31, 2015, the net investment in finance lease amount presented on our consolidated balance sheets is secured by our ownership of seismic testing equipment. As of June 30, 2016 and December 31, 2015, the net

investment in note receivable amount presented on our consolidated balance sheets is secured by a second priority security interest in all of the borrower’s assets, including trailers and equity interests.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Geokinetics, Inc.	Seismic testing equipment	72%	80%
Premier Trailer Leasing, Inc.	Trailers	28%	20%
		100%	100%

Interest income from our net investment in note receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended June 30,
	2016	2015	Change
Finance income	$203,398	$281,722	$(78,324)
Income from investment in joint ventures	107,158	221,547	(114,389)
Gain on sale of investment in joint ventures	19,566	-	19,566
Total revenue	$330,122	$503,269	$(173,147)

Total revenue for the 2016 Quarter decreased $173,147, or 34.4%, as compared to the 2015 Quarter. The decrease in income from investment in joint ventures was primarily due to (i) the expiration of the lease with Murray and the sale of the equipment previously subject to such lease in 2015 and (ii) the prepayment of the lease by D&T in January 2016, each of which resulted in no income recognition for the 2016 Quarter. This decrease was partially offset by income generated by new joint ventures that we entered into subsequent to the 2015 Quarter. The decrease in finance income was due to damage to certain assets on lease to Geokinetics, Inc. (“Geokinetics”) primarily in 2015, which accelerated income recognition related to such assets, and the declining nature of recognizing income using the effective interest rate method. The decrease in total revenue was partially offset by the gain on sale of investment in joint ventures as a result of the sale of our interests in ICON Challenge and ICON Challenge III during the 2016 Quarter.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended June 30,
	2016	2015	Change
Management fees	$75,811	$41,065	$34,746
Administrative expense reimbursements	109,253	113,980	(4,727)
General and administrative	171,323	152,398	18,925
Interest	7,219	6,518	701
Total expenses	$363,606	$313,961	$49,645

Total expenses for the 2016 Quarter increased $49,645, or 15.8%, as compared to the 2015 Quarter. The increase was primarily due to an increase in (i) management fees related to the prepayment of the lease by D&T and (ii) general and administrative expenses due to higher audit-related professional fees incurred during the 2016 Quarter as compared to the 2015 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $36,369, from $105,661 in the 2015 Quarter to $69,292 in the 2016 Quarter. The decrease was a result of a decrease in net income generated by our finance lease related to Geokinetics during the 2016 Quarter as compared to the 2015 Quarter.

Net (Loss) Income Attributable to Fund Sixteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2016 Quarter and the 2015 Quarter was $(102,776) and $83,647, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2016 Quarter was $5.79 and $5.59, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2015 Quarter was $4.70 and $4.95, respectively.

Results of Operations for the Six Months Ended June 30, 2016 (the “2016 Period”) and 2015 (the “2015 Period”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Period	2015 Period
Geokinetics, Inc.	Seismic testing equipment	73%	80%
Premier Trailer Leasing, Inc.	Trailers	27%	20%
		100%	100%

Interest income from our net investment in note receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue for the 2016 Period and the 2015 Period is summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
Finance income	$421,486	$577,126	$(155,640)
Income from investment in joint ventures	464,540	269,892	194,648
Gain on sale of investment in joint ventures	19,566	-	19,566
Total revenue	$905,592	$847,018	$58,574

Total revenue for the 2016 Period increased $58,574, or 6.9%, as compared to the 2015 Period.  The increase was due to an increase in income from investment in joint ventures primarily as a result of entering into new joint ventures subsequent to the 2015 Period and the gain on sale of investment in joint ventures as a result of the sale of our interests in ICON Challenge and ICON Challenge III during the 2016 Period. These increases were partially offset by a decrease in finance income due to damage to certain assets on lease to Geokinetics primarily in 2015, which accelerated income recognition related to such assets, and the declining nature of recognizing income using the effective interest rate method.

Expenses for the 2016 Period and the 2015 Period are summarized as follows:

	Six Months Ended June 30,
	2016	2015	Change
Management fees	$119,330	$82,125	$37,205
Administrative expense reimbursements	220,264	236,835	(16,571)
General and administrative	263,159	195,823	67,336
Interest	20,971	14,463	6,508
Total expenses	$623,724	$529,246	$94,478

Total expenses for the 2016 Period increased $94,478, or 17.9%, as compared to the 2015 Period. The increase was primarily due to an increase in (i) general and administrative expenses due to higher audit-related professional fees and bank fees incurred and (ii) management fees related to the prepayment of the lease by D&T during the 2016 Period as compared to the 2015 Period.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $64,343, from $210,218 in the 2015 Period to $145,875 in the 2016 Period. The decrease was a result of a decrease in net income generated by our finance lease related to Geokinetics during the 2016 Period as compared to the 2015 Period.

Net Income Attributable to Fund Sixteen

As a result of the foregoing factors, net income attributable to us for the 2016 Period and the 2015 Period was $135,993 and $107,554, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2016 Period was $7.64 and $8.05, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2015 Period was $6.04 and $6.53, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2016 compared to December 31, 2015.

Total Assets

Total assets decreased $3,131,823, from $19,122,189 at December 31, 2015 to $15,990,366 at June 30, 2016. The decrease was primarily due to existing cash and cash generated by our investments and from the sale of our interests in certain joint ventures being partially used to (i) repay the total amount outstanding on our Facility, (ii) pay distributions to our shareholders and noncontrolling interests and (iii) repay certain of our related party payable during the 2016 Period.

Total Liabilities

Total liabilities decreased $1,964,364, from $2,625,490 at December 31, 2015 to $661,126 at June 30, 2016. The decrease was primarily due to the repayment of the total amount outstanding on our Facility and certain of our related party payable during the 2016 Period.

Equity

Equity decreased $1,167,459, from $16,496,699 at December 31, 2015 to $15,329,240 at June 30, 2016.  The decrease was primarily due to distributions to our shareholders and noncontrolling interests, partially offset by our net income in the 2016 Period.

Liquidity and Capital Resources

Summary

At June 30, 2016 and December 31, 2015, we had cash of $4,668,093 and $1,672,868, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of June 30, 2016, the cash reserve was $87,348. During our operating period, which commenced on January 1, 2015, our main source of cash will be from the collection of income and principal on our note receivable and finance lease and distributions from our joint ventures. Our main use of cash will be for distributions to our shareholders and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our shareholders and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At June 30, 2016, we had $1,861,788 available under the Facility pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 6 to our consolidated financial statements. Our Managing Owner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

Operating Activities

Cash used in operating activities decreased $976,938, from $1,013,414 in the 2015 Period to $36,476 in the 2016 Period. The decrease was primarily due to (i) less cash being used to repay the amount due to our Investment Manager during the 2016 Period as a result of the timing of the payments of and the reduction in expenses incurred on our behalf by our Investment Manager and (ii) an increase in distributions from our joint ventures during the 2016 Period as compared to the 2015 Period.

Investing Activities

Cash provided by investing activities increased $3,816,109, from $2,214,469 in the 2015 Period to $6,030,578 in the 2016 Period. The increase was primarily due to proceeds from the sale of our interests in ICON Challenge and ICON Challenge III and an increase in distributions from our joint ventures in excess of profits during the 2016 Period as compared to the 2015 Period, partially offset by a decrease in principal received on our finance lease related to Geokinetics.

Financing Activities

Cash used in financing activities increased $1,413,328, from $1,585,549 in the 2015 Period to $2,998,877 in the 2016 Period. The increase was primarily due to the repayment of the total amount outstanding on our Facility during the 2016 Period, partially offset by a decrease in distributions paid to noncontrolling interests.

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. On February 9, 2016 and March 29, 2016, we repaid $1,000,000 and $500,000, respectively, of the total outstanding balance under the Facility. At June 30, 2016, there were no obligations outstanding under the Facility and we were in compliance with all covenants related to the Facility.

At June 30, 2016, we had $1,861,788 available under the Facility pursuant to the borrowing base.

Distributions

We, at our Managing Owner’s discretion, pay monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission and expect to continue to pay such distributions until the termination of our operating period.  During the 2016 Period, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $7,114, $687,872 and $16,406, respectively. We also paid distributions to our noncontrolling interests of $737,935 in the 2016 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at June 30, 2016.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2016, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended June 30, 2016.

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

August 11, 2016

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)