Form 10-Q
period 2016-09-30
ICON ECI Fund Sixteen
filed 2016-11-08
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)

Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☑

Number of outstanding Class A and Class I shares of the registrant on November 2, 2016 is 17,189 and 410, respectively.

ICON ECI Fund Sixteen

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash	$7,297,772	$1,672,868
Net investment in note receivable	—	2,618,465
Net investment in finance lease	4,553,446	6,565,745
Investment in joint ventures	3,373,840	8,164,949
Other assets	49,769	100,162
Total assets	$15,274,827	$19,122,189
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates, net	$105,394	$553,021
Revolving line of credit, recourse	—	1,500,000
Accrued expenses and other liabilities	482,190	572,469
Total liabilities	587,584	2,625,490

Commitments and contingencies (Note 8)

Equity:
Shareholders' capital
Class A	12,210,346	13,039,024
Class I	293,529	312,845
Total shareholders' capital	12,503,875	13,351,869
Noncontrolling interests	2,183,368	3,144,830
Total equity	14,687,243	16,496,699
Total liabilities and equity	$15,274,827	$19,122,189

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue and other income:
Finance income	$94,133	$259,780	$515,619	$836,906
Income from investment in joint ventures	142,831	144,268	607,371	414,160
Gain on sale of investment in joint ventures	—	—	19,566	—
Other income	3,394	—	3,394	—
Total revenue and other income	240,358	404,048	1,145,950	1,251,066

Expenses:
Management fees	61,983	42,891	181,313	125,016
Administrative expense reimbursements	102,382	99,234	322,646	336,069
General and administrative	107,040	56,261	370,199	252,084
Interest	5,473	6,394	26,444	20,857
Total expenses	276,878	204,780	900,602	734,026
Net (loss) income	(36,520)	199,268	245,348	517,040
Less: net income attributable to noncontrolling interests	57,339	94,838	203,214	305,056
Net (loss) income attributable to Fund Sixteen	$(93,859)	$104,430	$42,134	$211,984

Net (loss) income attributable to Fund Sixteen allocable to:
Additional Class A shareholders and Class I shareholders	$(92,920)	$103,386	$41,713	$209,864
Managing Owner	(939)	1,044	421	2,120
	$(93,859)	$104,430	$42,134	$211,984

Additional Class A shares:
Net (loss) income attributable to Fund Sixteen allocable to additional Class A shareholders	$(90,832)	$100,881	$40,501	$204,681
Weighted average number of additional Class A shares outstanding	17,189	17,189	17,189	17,189
Net (loss) income attributable to Fund Sixteen per weighted average additional Class A share	$(5.28)	$5.87	$2.36	$11.91

Class I shares:
Net (loss) income attributable to Fund Sixteen allocable to Class I shareholders	$(2,088)	$2,505	$1,212	$5,183
Weighted average number of Class I shares outstanding	410	410	410	410
Net (loss) income attributable to Fund Sixteen per weighted average Class I share	$(5.09)	$6.11	$2.96	$12.64

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Class A						Class I Shareholders
	Managing Owner		Additional Shareholders		Total Class A					Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2015	0.001	$(24,036)	17,189	$13,063,060	17,189	$13,039,024	410	$312,845	$3,144,830	17,599	$16,496,699
Net income	—	2,388	—	230,789	—	233,177	—	5,592	76,583	—	315,352
Distributions	—	(3,539)	—	(342,218)	—	(345,757)	—	(8,162)	(288,306)	—	(642,225)
Balance, March 31, 2016 (unaudited)	0.001	(25,187)	17,189	12,951,631	17,189	12,926,444	410	310,275	2,933,107	17,599	16,169,826

Net (loss) income	—	(1,028)	—	(99,456)	—	(100,484)	—	(2,292)	69,292	—	(33,484)
Distributions	—	(3,575)	—	(345,654)	—	(349,229)	—	(8,244)	(449,629)	—	(807,102)
Balance, June 30, 2016 (unaudited)	0.001	(29,790)	17,189	12,506,521	17,189	12,476,731	410	299,739	2,552,770	17,599	15,329,240

Net (loss) income	—	(939)	—	(90,832)	—	(91,771)	—	(2,088)	57,339	—	(36,520)
Distributions	—	(1,787)	—	(172,827)	—	(174,614)	—	(4,122)	(426,741)	—	(605,477)
Balance, September 30, 2016 (unaudited)	0.001	$(32,516)	17,189	$12,242,862	17,189	$12,210,346	410	$293,529	$2,183,368	17,599	$14,687,243

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$245,348	$517,040
Adjustments to reconcile net income to net cash used in operating activities:
Finance income	189,446	60,978
Income from investment in joint ventures	(605,536)	(414,160)
Gain on sale of investment in joint ventures	(19,566)	—
Interest expense from amortization of debt financing costs	6,582	8,105
Interest expense, other	10,480	12,752
Changes in operating assets and liabilities:
Other assets	43,811	(158,559)
Due to Investment Manager and affiliates, net	(446,101)	(827,500)
Accrued expenses and other liabilities	(25,817)	(17,234)
Distributions from joint ventures	492,116	414,160
Net cash used in operating activities	(109,237)	(404,418)
Cash flows from investing activities:
Proceeds from sale of investment in joint ventures	3,788,373	—
Principal received on notes receivable	2,500,000	—
Principal received on finance lease	1,941,318	1,794,842
Investment in joint ventures	—	(1,014,355)
Distributions received from joint ventures in excess of profits	1,135,722	1,387,334
Net cash provided by investing activities	9,365,413	2,167,821
Cash flows from financing activities:
Repayment of revolving line of credit, recourse	(1,500,000)	—
Sales and offering expenses paid	(76,468)	(1,526)
Investment by noncontrolling interests	—	17,163
Distributions to noncontrolling interests	(1,164,676)	(1,192,388)
Distributions to shareholders	(890,128)	(1,063,515)
Net cash used in financing activities	(3,631,272)	(2,240,266)
Net increase (decrease) in cash	5,624,904	(476,863)
Cash, beginning of period	1,672,868	4,249,074
Cash, end of period	$7,297,772	$3,772,211

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2016
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

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to CION Investment Group, LLC (formerly, ICON Investment Group, LLC) (the “Initial Shareholder”). From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions.  From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees of $347,547 to CĪON Securities, LLC (formerly, ICON Securities, LLC), the dealer-manager of our offering and an affiliate of our Investment Manager (“CĪON Securities”). In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.
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
September 30, 2016
(unaudited)

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
September 30, 2016
(unaudited)

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
September 30, 2016
(unaudited)

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

(3)   Net Investment in Note Receivable

As of September 30, 2016, we did not have an investment in note receivable in our portfolio. As of December 31, 2015, we had no net investment in note receivable on non-accrual status and no net investment in note receivable that was past due 90 days or more and still accruing.

Net investment in note receivable consisted of the following:

	September 30, 2016	December 31, 2015
Principal outstanding	$—	$2,500,000
Initial direct costs	—	157,881
Deferred fees	—	(39,416)
Net investment in note receivable	$—	$2,618,465

On August 9, 2016, Premier Trailer Leasing, Inc. (“Premier Trailer”) satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $2,581,944, comprised of all outstanding principal, accrued interest and a prepayment fee of $50,000. The prepayment fee was recognized as additional finance income.
(4)   Net Investment in Finance Lease

As of September 30, 2016 and December 31, 2015, we had no net investment in finance lease on non-accrual status and no net investment in finance lease that was past due 90 days or more and still accruing.

Net investment in finance lease consisted of the following:

	September 30, 2016	December 31, 2015
Minimum rents receivable	$3,278,164	$5,706,052
Estimated unguaranteed residual value	1,546,793	1,558,749
Initial direct costs	34,985	87,548
Unearned income	(306,496)	(786,604)
Net investment in finance lease	$4,553,446	$6,565,745

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

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

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$1,906,537	$—	$5,719,612
Net income (loss)	$—	$254,338	$(2,017)	$764,617
Our share of net income (loss)	$—	$43,326	$(399)	$130,294

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

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$348,738	$1,491,704	$1,126,627
Net (loss) income	$(31,685)	$333,801	$1,448,812	$1,018,320
Our share of net (loss) income	$(1,858)	$42,043	$183,304	$128,267

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

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$3,295,181	$—	$9,770,231	$—
Net income	$1,105,236	$—	$1,135,515	$—
Our share of net income	$110,524	$—	$113,552	$—

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge, LLC (“ICON Challenge”), a joint venture owned 10% by us, 40% by Fund Fourteen and 50% by Fund Fifteen, for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$254,858	$463,524	$254,858
Net income	$—	$254,858	$482,159	$254,858
Our share of net income	$—	$25,486	$48,216	$25,486

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III, LLC (“ICON Challenge III”), a joint venture owned 25% by us and 75% by Fund Fifteen, for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of investment in joint venture of $17,681.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$—	$599,122	$—
Net income	$—	$—	$598,822	$—
Our share of net income	$—	$—	$149,705	$—

Information as to the results of operations of ICON Blackhawk, LLC, which is owned 10% by us, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$443,325	$486,138	$1,489,932	$1,871,007
Net income	$336,942	$328,642	$1,114,682	$1,284,170
Our share of net income	$34,165	$33,414	$112,993	$130,113
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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. As of December 31, 2015, we had $1,500,000 outstanding under the Facility,

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

of which we repaid $1,000,000 and $500,000 on February 9, 2016 and March 29, 2016, respectively. At September 30, 2016, there were no obligations outstanding under the Facility and we were in compliance with the covenants related to the Facility.

At September 30, 2016, we had $1,469,652 available under the Facility pursuant to the borrowing base.
(7) Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CĪON Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid or pay CĪON Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We will continue to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee is paid monthly in arrears. No dealer-manager or distribution fees were or will be paid on any Shares sold pursuant to the DRIP. During the three and nine months ended September 30, 2016, we paid distribution fees of $509 and $1,526, respectively.

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

We pay our Investment Manager (i) a management fee of up to 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees of 2.50% of the total purchase price (including indebtedness incurred or assumed therewith) of, or the value of the Capital Assets secured by or subject to, each of our investments.

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

We paid distributions to our Managing Owner of $1,787 and $8,901 for the three and nine months ended September 30, 2016, respectively. We paid distributions to our Managing Owner of $3,585 and $10,636 for the three and nine months ended September 30, 2015, respectively. Additionally, our Managing Owner’s interest in the net (loss) income attributable to us was $(939) and $421 for the three and nine months ended September 30, 2016, respectively. Our Managing Owner’s interest in the net income attributable to us was $1,044 and $2,120 for the three and nine months ended September 30, 2015, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2016	2015	2016	2015
ICON Capital, LLC	Investment Manager	Management fees (1)	$61,983	$42,891	$181,313	$125,016
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	102,382	99,234	322,646	336,069
ICON Capital, LLC	Investment Manager	Acquisition fees (2)	—	24,835	—	24,835
			$164,365	$166,960	$503,959	$485,920
(1)  Amount charged directly to operations.
(2) Amount capitalized and amortized to operations.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)

At September 30, 2016, we had a net payable of $105,394 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $102,382. At December 31, 2015, we had a net payable of $553,021 due to our Investment Manager and affiliates that primarily consisted of acquisition fees of $399,865 and administrative expense reimbursements of $188,537.

In June 2016, we sold our interests in certain of our joint ventures to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Investment Manager provides bookkeeping and administrative services related to such assets for a fee.
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

On August 9, 2016, Premier Trailer satisfied its obligations in connection with a secured term loan scheduled to mature on September 24, 2020 by making a prepayment of $2,581,944, comprised of all outstanding principal, accrued interest and a prepayment fee of $50,000. The prepayment fee was recognized as additional finance income.

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

The following table includes information on the significant transactions that we engaged in from the Initial Closing Date through September 30, 2016:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration/ Maturity Date	Collateral/ Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$875,929 (2)	None	Performing
Geokinetics, Inc.	Lease	$5,690,851	N/A	8/31/2017	Ownership of seismic testing equipment	$2,372,650 (3)	None	Performing
Fugro N.V. (1)	Lease	$2,377,250	N/A	12/24/2027	Ownership of geotechnical drilling vessels	$2,494,644 (2)	None	Performing
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	10/29/2015	Ownership of mining equipment	$1,351 (4)	None	Expired
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	—	None	Prepaid (5)
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	$1,899 (4)	None	Sold (6)
Challenge Mfg. Company, LLC (1)	Lease	$3,009,587	N/A	1/9/2021	Ownership of stamping presses and support equipment	$16 (4)	None	Sold (6)
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	—	None	Prepaid (5)
(1) Our investment in this portfolio company is or was through a joint venture and is or was included in our consolidated balance sheets as investment in joint ventures.
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
(4) Primarily represents our proportionate share of the remaining cash balance or receivable held by the joint venture.
(5) Please refer to the disclosure under the subheading "Trucks and Trailers" above for additional information related to the prepayments of the lease by D&T and the secured term loan by Premier Trailer.
(6) Please refer to the disclosure under the subheading "Auto Manufacturing Equipment" above for additional information related to the sale of interests in the joint venture that owns the equipment subject to the lease.
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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2016 (the “2016 Quarter”) and 2015 (the “2015 Quarter”)

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

Financing Transactions

As of September 30, 2016 and December 31, 2015, the net investment in finance lease amount presented on our consolidated balance sheets is secured by our ownership of seismic testing equipment. As of December 31, 2015, the net investment in note receivable amount presented on our consolidated balance sheets was secured by a second priority security interest in all of the borrower’s assets, including trailers and equity interests.

During the 2016 Quarter and the 2015 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Quarter	2015 Quarter
Geokinetics, Inc.	Seismic testing equipment	129%	78%
Premier Trailer Leasing, Inc.	Trailers (1)	(29)%	22%
		100%	100%

(1) Upon the prepayment by Premier Trailer of its secured term loan during the 2016 Quarter, a loss was recorded as a result of the write-off of the remaining unamortized initial direct costs.

Interest income and prepayments fees from our net investment in note receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue and other income for the 2016 Quarter and the 2015 Quarter is summarized as follows:

	Three Months Ended September 30,
	2016	2015	Change
Finance income	$94,133	$259,780	$(165,647)
Income from investment in joint ventures	142,831	144,268	(1,437)
Other income	3,394	—	3,394
Total revenue and other income	$240,358	$404,048	$(163,690)

Total revenue and other income for the 2016 Quarter decreased $163,690, or 40.5%, as compared to the 2015 Quarter. The decrease in finance income was primarily due to (i) the prepayment of the secured term loan by Premier Trailer in the 2016 Quarter, of which a loss was recorded as a result of the write-off of the remaining unamortized initial direct costs and (ii) damage to certain assets on lease to Geokinetics, Inc. (“Geokinetics”) primarily in 2015, which accelerated income recognition related to such assets, and the declining nature of recognizing income using the effective interest rate method.

Expenses for the 2016 Quarter and the 2015 Quarter are summarized as follows:

	Three Months Ended September 30,
	2016	2015	Change
Management fees	$61,983	$42,891	$19,092
Administrative expense reimbursements	102,382	99,234	3,148
General and administrative	107,040	56,261	50,779
Interest	5,473	6,394	(921)
Total expenses	$276,878	$204,780	$72,098

Total expenses for the 2016 Quarter increased $72,098, or 35.2%, as compared to the 2015 Quarter. The increase was primarily due to increases in (i) general and administrative expenses due to higher system support and legal fees incurred during the 2016 Quarter as compared to the 2015 Quarter and (ii) management fees due to the prepayment of the secured term loan by Premier Trailer during the 2016 Quarter.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $37,499, from $94,838 in the 2015 Quarter to $57,339 in the 2016 Quarter. The decrease was a result of a decrease in net income generated by our finance lease related to Geokinetics during the 2016 Quarter as compared to the 2015 Quarter.

Net (Loss) Income Attributable to Fund Sixteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2016 Quarter and the 2015 Quarter was $(93,859) and $104,430, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2016 Quarter was $5.28 and $5.09, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2015 Quarter was $5.87 and $6.11, respectively.

Results of Operations for the Nine Months Ended September 30, 2016 (the “2016 Period”) and 2015 (the “2015 Period”)
The following percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions
During the 2016 Period and the 2015 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016 Period	2015 Period
Geokinetics, Inc.	Seismic testing equipment	83%	80%
Premier Trailer Leasing, Inc.	Trailers	17%	20%
		100%	100%

Interest income and prepayment fees from our net investment in note receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue and other income for the 2016 Period and the 2015 Period is summarized as follows:

	Nine Months Ended September 30,
	2016	2015	Change
Finance income	$515,619	$836,906	$(321,287)
Income from investment in joint ventures	607,371	414,160	193,211
Gain on sale of investment in joint ventures	19,566	—	19,566
Other income	3,394	—	3,394
Total revenue and other income	$1,145,950	$1,251,066	$(105,116)

Total revenue and other income for the 2016 Period decreased $105,116, or 8.4%, as compared to the 2015 Period. The decrease in finance income was due to (i) damage to certain assets on lease to Geokinetics primarily in 2015, which accelerated income recognition related to such assets, and the declining nature of recognizing income using the effective interest rate method and (ii) the prepayment of the secured term loan by Premier Trailer in the 2016 Period, of which a loss was recorded as a result of the write-off of the remaining unamortized initial direct costs. These decreases were partially offset by an increase in income from investment in joint ventures primarily as a result of entering into new joint ventures subsequent to the 2015 Period and the gain on sale of investment in joint ventures as a result of the sale of our interests in ICON Challenge and ICON Challenge III during the 2016 Period.

Expenses for the 2016 Period and the 2015 Period are summarized as follows:

	Nine Months Ended September 30,
	2016	2015	Change
Management fees	$181,313	$125,016	$56,297
Administrative expense reimbursements	322,646	336,069	(13,423)
General and administrative	370,199	252,084	118,115
Interest	26,444	20,857	5,587
Total expenses	$900,602	$734,026	$166,576

Total expenses for the 2016 Period increased $166,576, or 22.7%, as compared to the 2015 Period. The increase was primarily due to increases in (i) general and administrative expenses due to higher bank and audit fees and (ii) management fees due to the prepayments of the lease by D&T and the secured term loan by Premier Trailer, each during the 2016 Period as compared to the 2015 Period.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $101,842, from $305,056 in the 2015 Period to $203,214 in the 2016 Period. The decrease was a result of a decrease in net income generated by our finance lease related to Geokinetics during the 2016 Period as compared to the 2015 Period.

Net Income Attributable to Fund Sixteen

As a result of the foregoing factors, net income attributable to us for the 2016 Period and the 2015 Period was $42,134 and $211,984, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2016 Period was $2.36 and $2.96, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2015 Period was $11.91 and $12.64, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2016 compared to December 31, 2015.

Total Assets
Total assets decreased $3,847,362, from $19,122,189 at December 31, 2015 to $15,274,827 at September 30, 2016. The decrease was primarily due to the use of existing cash, cash generated by and returned from our investments, and from the sale of our interests in certain joint ventures being partially used to (i) pay distributions to our shareholders and noncontrolling interests, (ii) repay the total amount outstanding on our Facility and (iii) repay certain of our related party payable, each during the 2016 Period.

Total Liabilities
Total liabilities decreased $2,037,906, from $2,625,490 at December 31, 2015 to $587,584 at September 30, 2016. The decrease was primarily due to the repayment of the total amount outstanding on our Facility and certain of our related party payable during the 2016 Period.

Equity
Equity decreased $1,809,456, from $16,496,699 at December 31, 2015 to $14,687,243 at September 30, 2016. The decrease was primarily due to distributions to our shareholders and noncontrolling interests, partially offset by our net income in the 2016 Period.

Liquidity and Capital Resources

Summary

At September 30, 2016 and December 31, 2015, we had cash of $7,297,772 and $1,672,868, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of September 30, 2016, the cash reserve was $87,348. During our operating period, which commenced on January 1, 2015, our main source of cash will be from the collection of income and principal on our finance lease and distributions from our joint ventures. Our main use of cash will be for distributions to our shareholders and noncontrolling interests. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our shareholders and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At September 30, 2016, we had $1,469,652 available under the Facility pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 6 to our consolidated financial statements. Our Managing Owner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

Operating Activities

Cash used in operating activities decreased $295,181, from $404,418 in the 2015 Period to $109,237 in the 2016 Period. The decrease was primarily due to (i) less cash being used to repay the amount due to our Investment Manager during the 2016 Period as a result of the timing of the payments of and the reduction in expenses incurred on our behalf by our Investment Manager, (ii) the recording of a certain estimated tax receivable during the 2015 Period, of which a portion was collected in the 2016 Period and (iii) an increase in distributions from our joint ventures during the 2016 Period as compared to the 2015 Period.

Investing Activities

Cash provided by investing activities increased $7,197,592, from $2,167,821 in the 2015 Period to $9,365,413 in the 2016 Period. The increase was primarily due to (i) proceeds from the sale of our interests in ICON Challenge and ICON Challenge III, (ii) principal received on notes receivable due to the prepayment by Premier Trailer in the 2016 Period and (iii) no cash being used to make new investments in the 2016 Period as compared to the 2015 Period, partially offset by a decrease in distributions from our joint ventures in excess of profits during the 2016 Period as compared to the 2015 Period.

Financing Activities

Cash used in financing activities increased $1,391,006, from $2,240,266 in the 2015 Period to $3,631,272 in the 2016 Period. The increase was primarily due to the repayment of the total amount outstanding on our Facility during the 2016 Period, partially offset by a decrease in distributions paid to our shareholders.

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. On February 9, 2016 and March 29, 2016, we repaid $1,000,000 and $500,000, respectively, of the total outstanding balance under the Facility. At September 30, 2016, there were no obligations outstanding under the Facility and we were in compliance with the covenants related to the Facility.

At September 30, 2016, we had $1,469,652 available under the Facility pursuant to the borrowing base.

Distributions

We, at our Managing Owner’s discretion, pay monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission and expect to continue to pay such distributions until the termination of our operating period. During the 2016 Period, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $8,901, $860,699, and $20,528, respectively. We also paid distributions to our noncontrolling interests of $1,164,676 in the 2016 Period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities.  Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at September 30, 2016.

Off-Balance Sheet Transactions

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.
Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2016, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell or repurchase any Shares during the three months ended September 30, 2016.
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

November 7, 2016

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)