Form 10-K
period 2016-12-31
ICON ECI Fund Sixteen
filed 2017-03-29
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016
or
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)

Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(212) 418-4700

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

Number of outstanding Class A and Class I shares of the registrant on March 27, 2017 is 17,189 and 410, respectively.

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

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to CION Investment Group, LLC (formerly, ICON Investment Group, LLC) (the “Initial Shareholder”). From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of December 31, 2016, the reserve was $87,348. From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees of $347,547 to CION Securities, LLC, the dealer-manager of our offering and an affiliate of our Investment Manager (“CION Securities”). In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.

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

(2)
Operating Period: After the close of the offering period, we have been reinvesting the cash generated from our initial investments to the extent that cash is not needed for our expenses, reserves and distributions to shareholders. We currently anticipate that the operating period will end five years from the end of our offering period.

(3)
Wind Down Period: After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business. Our goal is to complete the wind down period within two years after the end of the operating period, but it may take longer to do so.

At December 31, 2016 and 2015, we had total assets of $14,832,970 and $19,122,189, respectively. For the year ended December 31, 2016, we had one lessee and one borrower that accounted for 99.3% of our finance income. Our income from investment in joint ventures was primarily derived from our investment in five joint ventures. Net income attributable to us for the year ended December 31, 2016 was $8,182. For the year ended December 31, 2015, we had one lessee and one borrower that accounted for 100% of our finance income. Our income from investment in joint ventures was derived from our investment in six joint ventures. Net income attributable to us for the year ended December 31, 2015 was $287,459.

At December 31, 2016, our portfolio, which we hold either directly or through joint ventures, consisted of the following investments:

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

Geotechnical Drilling Vessels

•
A 10% ownership interest in two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the "Fugro Vessels"), which are subject to 12-year bareboat charters with affiliates of Fugro N.V. (“Fugro”), which expire in December 2027.

Notes Receivable

•
A term loan to CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”), secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel, which matures in December 2020.

•
A term loan to Lubricating Specialties Company (“LSC”), secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets, which matures in December 2020.

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2016 and 2015, please refer to “Item 7. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could offer or that we can currently offer. In addition, increased competition in the equipment financing business has caused us to encounter significant challenges. Specifically, we continue to suffer from increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities. Please refer to “Item 7. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect of such increased competition on our results of operations.

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

Financial Information Regarding Geographic Areas

Certain of our investments may generate revenue in geographic areas outside of the United States. For additional information, see Note 10 to our consolidated financial statements.

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

As of March 27, 2017
	Class A	Class I
Number of shareholders	350	6
Number of Shares	17,189	410

We paid monthly distributions to each of our shareholders beginning the first month after each such shareholder was admitted through December 31, 2016. The payment of distributions remains subject to change and are made at our Managing Owner's discretion, with the amount and timing of such distributions based on our overall performance. For the year ended December 31, 2016, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $10,669, $1,031,649 and $24,605, respectively. For the year ended December 31, 2015, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $14,182, $1,371,102 and $32,794, respectively. The terms of our revolving line of credit with California Bank & Trust (“CB&T”) could restrict us from paying distributions to our shareholders if such payment would cause us to not be in compliance with our financial covenants. See “Item 7. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Financings and Borrowings - Revolving Line of Credit, Recourse.”

Our Shares are not publicly traded and there is no established public trading market for our Shares. Given that it is unlikely that any such market will develop, our Shares are generally considered illiquid. Even if a shareholder is able to sell our Shares, the price received may be less than our estimated value (“Estimated Value”) per Share indicated below.

Our Estimated Value per Share as of December 31, 2016 (the “Valuation Date”) has been determined to be $711.44 per Class A Share and $709.68 per Class I Share. The Estimated Value per Class A Share is based upon the Class A shareholders’ proportionate share of the estimated fair value of our assets less the estimated fair value of our liabilities, adjusted to include the sales commission trail payable that is only applicable to the Class A shareholders and further adjusted to exclude the distribution fee payable that is only applicable to the Class I shareholders, each as of the Valuation Date, divided by the total number of our Class A Shares outstanding as of the Valuation Date. The Estimated Value per Class I Share is based upon the Class I shareholders’ proportionate share of the estimated fair value of our assets less the estimated fair value of our liabilities, adjusted to include the distribution fee payable that is only applicable to the Class I shareholders and further adjusted to exclude the sales commission trail payable that is only applicable to the Class A shareholders, each as of the Valuation Date, divided by the total number of our Class I Shares outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.* The proportionate share of the Estimated Value attributable to the Class A and Class I shareholders are allocated in proportion to the number of Class A and Class I Shares outstanding as of the Valuation Date. The information used to generate the Estimated Value per Share, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Share is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Shares in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

 The Estimated Value per Class A Share and per Class I Share were calculated by our Investment Manager primarily based on the fair values provided by Duff & Phelps, LLC ("Duff & Phelps"), a third-party independent valuation and consulting firm engaged by our Investment Manager to provide material assistance related to the valuation of certain of our assets and liabilities, as further described below. The engagement of Duff & Phelps was approved by our Investment Manager. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuation.

_________________________________________________________________________________________________
* An investment or a long-term debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2016, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2016.

Process and Methodology

Our Investment Manager established the Estimated Value per Share as of the Valuation Date primarily based on the fair values of certain of our assets and liabilities provided by Duff & Phelps. In arriving at its fair value, Duff & Phelps utilized valuation methodologies that both our Investment Manager and Duff & Phelps believe are standard and acceptable in the Capital Asset financing industry for the types of assets and liabilities held by us. The valuation was performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The basis of fair values provided by Duff & Phelps are in accordance with the definition of fair value in Accounting Standards Codification 820. For investments that were acquired during the year ended December 31, 2016, fair values are estimated by our Investment Manager to approximate net carrying values due to the short amount of time that passed between the date we entered into such investments and the Valuation Date.

A summary of the methodology used by Duff & Phelps, as well as the assumptions and limitations of their work for us and of our determination of Estimated Value, are presented below.

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

Valuation of Notes Receivable

The estimated fair value of our two notes receivable at the Valuation Date was estimated by our Investment Manager to approximate their net carrying values due to the short amount of time that passed between the date we entered into such notes receivable and the Valuation Date.

Valuation of Operating Lease

The estimated fair value of our operating lease at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term. Under the DCF method, the projected cash flows were discounted at the Valuation Date using a discount rate reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 7.7% to 8.7%.

Valuation of Finance Leases

The estimated fair value of our finance leases at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term. Under the DCF method, the projected cash flows were discounted at the Valuation Date using a discount rate reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 11.9% to 15.5%.

Valuation of Long-term Obligations

The estimated fair value at the Valuation Date of our long-term obligations was derived by applying the DCF method to the projected cash flows accruing to each obligation, using a discount rate reflecting the risks associated with each such obligation and the time value of money. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the obligation. An analysis of the borrower was conducted to determine viability of payment, total debt coverage as well as to ascertain the borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 3.7% to 8.7%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated by our Investment Manager to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets is our share of deferred financing costs, prepaid expenses and deferred revenue, which our Investment Manager estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our Estimated Value per Share are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different estimates and assumptions could derive different estimated values. Our Estimated Value per Share may also not represent the price that our Shares would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount a shareholder would realize in a private sale of our Shares.

The Estimated Value per Share calculated by our Investment Manager is based on economic, market and other conditions and the information available to us and Duff & Phelps as of the Valuation Date. The Estimated Value per Share is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, and the amount of distributions paid on our Shares. The Estimated Value per Share may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the Estimated Value per Share would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Investment Manager is ultimately and solely responsible for the establishment of our Estimated Value per Share. In arriving at its determination of the Estimated Value per Share, our Investment Manager considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair values recommended by Duff & Phelps.

We currently expect that our next Estimated Value per Share will be based upon our assets and liabilities as of December 31, 2017 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2017. We intend to publish an updated Estimated Value per Class A Share and per Class I Share annually in our subsequent Annual Reports on Form 10-K.

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

Our offering period commenced on July 1, 2013 and ended on December 31, 2014. Our Managing Owner determined to cease our offering period earlier than originally anticipated as a result of lower than expected offering proceeds being raised. Our operating period commenced on January 1, 2015. As of the Initial Closing Date, we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to the Initial Shareholder. From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions. From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees to CION Securities of $347,547. In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period.

After the net offering proceeds were invested, we have been reinvesting the cash generated from our initial investments to the extent that cash is not used for our expenses, reserves and distributions to our shareholders. We currently anticipate investing and reinvesting in Capital Assets from time to time during our five year operating period. After the operating period, we will then sell our assets and/or let our investments mature in the ordinary course of business, during a time frame called the “wind down period.”

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

Our Investment Manager is cautiously optimistic that the U.S. economy’s recovery will continue throughout 2017 and into 2018. An overall improvement in the unemployment rate, which was 4.7% as of December 31, 2016, as well as price increases in energy and other commodities, have resulted in stock market gains and an increase in loan prices. However, continued increases in the U.S. dollar could have an adverse impact on net exports and energy and other commodity prices.

Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2016 and 2015:

Mining Equipment

On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC) (“Fund Eleven”) and ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), each an entity also managed by our Investment Manager, purchased mining equipment for $15,106,570. The equipment was subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”). On December 1, 2013 and February 1, 2014, we contributed capital of $933,678 and $1,725,517, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to our second capital contribution, the joint venture was owned 19.8% by us, 67% by Fund Eleven and 13.2% by Fund Twelve. The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray purchased the equipment pursuant to the terms of the lease for $2,991,400. As a result, a gain on sale of assets of $448,710 was recognized by the joint venture, of which our share was $88,845. Pursuant to a remarketing agreement with a third party, the joint venture paid an aggregate remarketing fee of $766,466 as part of the transaction.

On March 4, 2014, a joint venture owned 10% by us, 60% by Fund Twelve, 15% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 15% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Blackhawk. Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $1,795,597. On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment. On December 8, 2015 and December 7, 2016, the joint venture further amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk’s breach of certain financial covenants and received additional amendment fees of $75,000 and $150,000, respectively.

Trucks and Trailers

On March 28, 2014, a joint venture owned 12.5% by us, 60% by Fund Twelve and 27.5% by Fund Fifteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC ("D&T") for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $1,484,705. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of $1,480,000 that were scheduled to be paid in 2018 were paid by October 31, 2014. In addition, the joint venture received an amendment fee of $100,000. On January 14, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, the joint venture recognized finance income of approximately $1,400,000, of which our share was approximately $175,000.

Seismic Testing Equipment

On September 4, 2014, a joint venture owned 52% by us, 33.5% by Fund Fourteen and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics for three years. During 2016 and 2015, due to damage to certain of the assets on lease, we received a total of $48,076 and $216,023, respectively, based on the stipulated loss values of such assets pursuant to the lease agreement. As a result, future minimum rents receivable and residual values were reduced and we recognized additional finance income of $4,760 and $11,083 during 2016 and 2015, respectively.

On February 15, 2017, we purchased all of ECI Partners’ limited liability company interests in the joint venture for a purchase price of $501,794. As a result, the joint venture is owned 66.5% by us and 33.5% by Fund Fourteen.

Auto Manufacturing Equipment

On July 10, 2015, a joint venture owned 10% by us, 50% by Fund Fifteen and 40% by Fund Fourteen purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, "Challenge") for 60 months. Our contribution to the joint venture was $998,379. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of the joint venture for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale.

On December 29, 2015, a joint venture owned 25% by us and 75% by Fund Fifteen purchased stamping presses and miscellaneous support equipment used in the production of certain automobiles for $11,978,455, which were simultaneously leased to Challenge for 60 months. Our contribution to the joint venture was $3,009,587. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of the joint venture for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of investment in joint venture of $17,681.

Geotechnical Drilling Vessels

On December 23, 2015, a joint venture owned 10% by us, 75% by Fund Fifteen and 15% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the Fugro Vessels from affiliates of Fugro for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) a seller's credit of $11,250,000. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and a seller's credit of $11,250,000. The senior secured loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Our contribution to the joint venture totaling $2,377,250 was made in December 2015.

As a result of Fugro obtaining additional third party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. Also, effective December 31, 2016, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

Notes Receivable

On September 24, 2014, we, Fund Twelve, Fund Fourteen and Fund Fifteen entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. ("Premier Trailer") to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bore interest at LIBOR, subject to a 1% floor, plus 9% per year, and was scheduled to mature on September 24, 2020. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $2,581,944, comprised of all outstanding principal, accrued interest and a prepayment fee of $50,000. The prepayment fee was recognized as additional finance income.

On December 20, 2016, we, Fund Fourteen and Fund Fifteen entered into a secured term loan credit facility agreement with CFL to provide a credit facility of up to $7,400,000, of which our commitment of $592,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is for a period of four years, maturing on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel.

On December 30, 2016, we, Fund Fourteen and Fund Fifteen entered into a secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $2,600,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 11.0% per year, and is for a period of four years maturing on December 30, 2020. The loan is secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets.

The following table includes additional information on the significant transactions that we engaged in from the Initial Closing Date through December 31, 2016:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration/ Maturity Date	Collateral/Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$792,421 (2)	None	Performing
Geokinetics, Inc.	Lease	$5,690,851	N/A	8/31/2017	Ownership of seismic testing equipment	$1,959,453 (3)	None	Performing
Fugro N.V. (1)	Lease	$2,377,250	N/A	12/24/2027	Ownership of geotechnical drilling vessels	$2,547,935 (2)	None	Performing
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Loan	$580,160	8%	12/21/2020	First priority in and earnings from a motor cargo vessel	$581,068 (4)	None	Performing
Lubricating Specialties Company	Loan	$2,418,000	LIBOR, subject to 1% floor, plus 11%	12/30/2020	Second priority in accounts receivable and inventory and first priority in all other assets	$2,418,267 (4)	None	Performing
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	10/29/2015	Ownership of mining equipment	$1,351 (5)	None	Expired (6)
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	—	None	Prepaid (7)
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	—	None	Sold (8)
Challenge Mfg. Company, LLC (1)	Lease	$3,009,587	N/A	1/9/2021	Ownership of stamping presses and support equipment	$16 (5)	None	Sold (8)
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	—	None	Prepaid (9)
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
(5) Represents our proportionate share of the remaining cash balance held by the joint venture.
(6) Please refer to the disclosure under the subheading "Mining Equipment" above for additional information related to the expired lease with Murray.
(7) Please refer to the disclosure under the subheading "Trucks and Trailers" above for additional information related to the prepayment of the lease by D&T.
(8) Please refer to the disclosure under the subheading "Auto Manufacturing Equipment" above for additional information related to the sale of interests in the joint venture that owns the equipment subject to the lease.

(9) Please refer to the disclosure under the subheading "Notes Receivable" above for additional information related to the prepayment of the secured term loan by Premier Trailer.

Acquisition Fees

We incurred acquisition fees to our Investment Manager of $0 and $424,701 during the years ended December 31, 2016 and 2015, respectively. Acquisition fees payable of $0 and $399,865 are included in due to Investment Manager and affiliates, net on our consolidated balance sheets as of December 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. We adopted ASU 2014-15 on December 31, 2016, which did not have an effect on our consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items. We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. We adopted ASU 2015-02 on January 1, 2016, which did not have an effect on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which further specifies the SEC staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We adopted ASU 2015-03 on January 1, 2016, which did not have an effect on our consolidated financial statements. In addition, we adopted ASU 2015-15 on January 1, 2016 and continue to present debt issuance costs associated with our revolving line of credit as other assets on our consolidated balance sheets.

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We continue to evaluate the timing of recognition of various revenue; however, since a substantial portion of our revenue is recognized from our leasing contracts, which is subject to ASU 2016-02 (as defined below), such revenue is excluded from our evaluation of ASU 2014-09.

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

In March 2016, FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The adoption of ASU 2016-07 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. The adoption of ASU 2016-17 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. As a result of our adoption of ASU 2015-02 on January 1, 2016, we are required to apply the amendments within ASU 2016-17 retrospectively to when we initially applied the amendments within ASU 2015-02. We are currently in the process of evaluating the impact of the adoption of ASU 2016-17 on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We are currently in the process of evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

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

Critical Accounting Policies
An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves, impairment losses and residual values. Actual results could differ from those estimates. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

·   Lease classification and revenue recognition;
·   Asset impairments;
·   Notes receivable and revenue recognition; and
·   Credit quality of notes receivable and finance leases and credit loss reserve.

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

Results of Operations for the Years Ended December 31, 2016 (“2016”) and 2015 (“2015”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2016		2015
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Seismic testing equipment	$3,463,004	54%	$6,565,745	71%
Lubricant manufacturing and blending equipment	2,418,267	37%	—	—
Vessel - motor cargo	581,069	9%	—	—
Trailers	—	—	2,618,465	29%
	$6,462,340	100%	$9,184,210	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance lease as of each reporting date.

During 2016 and 2015, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2016	2015
Geokinetics, Inc.	Seismic testing equipment	85%	79%
Premier Trailer Leasing, Inc.	Trailers	14%	21%
		99%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue and other income for 2016 and 2015 is summarized as follows:

	Years Ended December 31,
	2016	2015	Change
Finance income	$620,224	$1,083,420	$(463,196)
Income from investment in joint ventures	862,801	691,143	171,658
Gain on sale of investment in joint ventures	19,566	—	19,566
Other income	6,581	—	6,581
Total revenue and other income	$1,509,172	$1,774,563	$(265,391)

Total revenue and other income for 2016 decreased $265,391, or 15.0%, as compared to 2015. The decrease in finance income was primarily due to (i) a decrease of $324,238 in income from our lease with Geokinetics as a result of damage to certain assets subject to such lease primarily in 2015, which accelerated income recognition related to such assets, and the declining nature of recognizing income using the effective interest rate method and (ii) the prepayment of the secured term loan by Premier Trailer in August 2016. This decrease was partially offset by (a) an increase in income from investment in joint ventures primarily as a result of entering into new joint ventures during or subsequent to 2015, partially offset by exiting our joint venture investment related to Murray during 2015 and (b) a gain on sale of investment in joint ventures recorded during 2016 as a result of the sale of our interests in the joint ventures related to Challenge.

Expenses for 2016 and 2015 are summarized as follows:

	Years Ended December 31,
	2016	2015	Change
Management fees	$198,086	$163,589	$34,497
Administrative expense reimbursements	492,784	524,606	(31,822)
General and administrative	527,744	375,925	151,819
Interest	31,650	29,544	2,106
Total expenses	$1,250,264	$1,093,664	$156,600

Total expenses for 2016 increased $156,600, or 14.3%, as compared to 2015. The increase was primarily due to increases in (i) general and administrative expenses due to higher bank, audit and legal fees recorded during 2016, partially offset by lower state tax expenses and a higher withholding tax refund receivable in 2016 and (ii) management fees due to prepayments of a certain finance lease and a note receivable and the addition of a new investment during 2016. These increases were offset by a decrease in administrative expense reimbursements due to lower costs incurred on our behalf by our Investment Manager during 2016 as compared to 2015.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $142,714, from $393,440 in 2015 to $250,726 in 2016. The decrease was a result of a decrease in net income generated by our lease related to Geokinetics during 2016 as compared to 2015.

Net Income Attributable to Fund Sixteen

As a result of the foregoing factors, net income attributable to us for 2016 and 2015 was $8,182 and $287,459, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for 2016 was $0.44 and $1.24, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for 2015 was $16.15 and $17.11, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2016 compared to December 31, 2015.

Total Assets
Total assets decreased $4,289,219, from $19,122,189 at December 31, 2015 to $14,832,970 at December 31, 2016. The decrease was primarily due to the use of existing cash, cash generated by and returned from our investments, and from the sale of our interests in certain joint ventures being partially used to (i) pay distributions to our shareholders and noncontrolling interests, (ii) repay the total amount outstanding on our Facility (as defined elsewhere in this Item 7) and (iii) repay certain of our related party payable, each during 2016.

Total Liabilities
Total liabilities decreased $1,889,787, from $2,625,490 at December 31, 2015 to $735,703 at December 31, 2016. The decrease was primarily due to the repayment of the total amount outstanding on our Facility and certain of our related party payable during 2016.

Equity
Equity decreased $2,399,432, from $16,496,699 at December 31, 2015 to $14,097,267 at December 31, 2016. The decrease was primarily due to distributions to our shareholders and noncontrolling interests.

Liquidity and Capital Resources

Summary

At December 31, 2016 and 2015, we had cash of $4,925,909 and $1,672,868, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of December 31, 2016, the cash reserve was $87,348. During our operating period, which commenced on January 1, 2015, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our shareholders and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future.

However, our equipment financing business has encountered significant challenges over the past several years. Specifically, we continue to suffer from (i) a lack of significant capital raised in order to execute on our investment objectives; and (ii) increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities. These challenges, along with the increasing costs associated with managing a public equipment fund, have made it increasingly difficult for us to operate in the same manner that we have operated under since inception. Accordingly, our Investment Manager is exploring certain alternatives in order to maximize returns.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our borrowers’ and lessees’ businesses that are beyond our control.

We have used the net proceeds of our offering and the cash generated from our investments to invest in Capital Assets located in North America and other developed markets, including those in Asia and elsewhere. We have sought and continue to seek to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both from other structured investments.

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At December 31, 2016, we had $1,073,827 available under a revolving line of credit pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 6 to our consolidated financial statements. Our Managing Owner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(19,204)	$(58,501)
Investing activities	7,533,233	(708,882)
Financing activities	(4,260,988)	(1,808,823)
Net increase (decrease) in cash	$3,253,041	$(2,576,206)

Operating Activities

Cash used in operating activities decreased $39,297, from $58,501 in 2015 to $19,204 in 2016. The decrease was primarily due to (i) less cash being used to repay the amount due to our Investment Manager during 2016 as a result of the timing of the payments of and the reduction in expenses incurred on our behalf by our Investment Manager and (ii) the recording of a certain estimated tax receivable during 2015, of which a portion was collected in 2016, partially offset by less cash receipts from our operating income in 2016 as compared to 2015.

Investing Activities

Cash flows from investing activities increased $8,242,115, from a use of cash of $708,882 in 2015 to a source of cash of $7,533,233 in 2016. The increase was primarily due to (i) proceeds from the sale of our interests in the joint ventures related to Challenge in 2016, (ii) less cash being used to make new investments in 2016 as compared to 2015 and (iii) principal received on notes receivable due to the prepayment by Premier Trailer in 2016, partially offset by a decrease in distributions from our joint ventures in excess of profits during 2016 as compared to 2015.

Financing Activities

Cash used in financing activities increased $2,452,165, from $1,808,823 in 2015 to $4,260,988 in 2016. The increase was primarily due to the repayment of the total amount outstanding on our Facility during 2016, which we drew down in 2015, partially offset by a decrease in distributions paid to our shareholders and noncontrolling interests.

Financings and Borrowings

Revolving Line of Credit, Recourse

We have an agreement with CB&T for a revolving line of credit through May 30, 2017 of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. As of December 31, 2015, we had $1,500,000 outstanding under the Facility. On February 9, 2016 and March 29, 2016, we repaid $1,000,000 and $500,000, respectively, of the outstanding balance under the Facility. At December 31, 2016, there were no obligations outstanding under the Facility and we were in compliance with the covenants related to the Facility.

At December 31, 2016, we had $1,073,827 available under the Facility pursuant to the borrowing base.

Distributions

We paid monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission through December 31, 2016. The payment of distributions remains subject to change and are made at our Managing Owner's discretion, with the amount and timing of such distributions based on our overall performance. During 2016, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $10,669, $1,031,649 and $24,605, respectively. During 2015, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $14,182, $1,371,102 and $32,794, respectively. We also paid distributions to our noncontrolling interests of $1,591,417 and $1,854,443 in 2016 and 2015, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at December 31, 2016.

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

If interest rates increase or decrease significantly, our leases and notes receivable already in place would generally not be affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders
ICON ECI Fund Sixteen

We have audited the accompanying consolidated balance sheets of ICON ECI Fund Sixteen (the “Fund”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON ECI Fund Sixteen at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
March 28, 2017

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Cash	$4,925,909	$1,672,868
Net investment in notes receivable	2,999,336	2,618,465
Net investment in finance lease	3,463,004	6,565,745
Investment in joint ventures	3,341,725	8,164,949
Other assets	102,996	100,162
Total assets	$14,832,970	$19,122,189
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates, net	$169,137	$553,021
Revolving line of credit, recourse	—	1,500,000
Accrued expenses and other liabilities	566,566	572,469
Total liabilities	735,703	2,625,490

Commitments and contingencies (Note 11)

Equity:
Shareholders' capital
Class A	12,004,381	13,039,024
Class I	288,747	312,845
Total shareholders' capital	12,293,128	13,351,869
Noncontrolling interests	1,804,139	3,144,830
Total equity	14,097,267	16,496,699
Total liabilities and equity	$14,832,970	$19,122,189

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015
Revenue and other income:
Finance income	$620,224	$1,083,420
Income from investment in joint ventures	862,801	691,143
Gain on sale of investment in joint ventures	19,566	—
Other income	6,581	—
Total revenue and other income	1,509,172	1,774,563

Expenses:
Management fees	198,086	163,589
Administrative expense reimbursements	492,784	524,606
General and administrative	527,744	375,925
Interest	31,650	29,544
Total expenses	1,250,264	1,093,664
Net income	258,908	680,899
Less: net income attributable to noncontrolling interests	250,726	393,440
Net income attributable to Fund Sixteen	$8,182	$287,459

Net income attributable to Fund Sixteen allocable to:
Additional Class A shareholders and Class I shareholders	$8,100	$284,584
Managing Owner	82	2,875
	$8,182	$287,459

Additional Class A shares:
Net income attributable to Fund Sixteen allocable to additional Class A shareholders	$7,593	$277,568
Weighted average number of additional Class A shares outstanding	17,189	17,189
Net income attributable to Fund Sixteen per weighted average additional Class A share	$0.44	$16.15

Class I shares:
Net income attributable to Fund Sixteen allocable to Class I shareholders	$507	$7,016
Weighted average number of Class I shares outstanding	410	410
Net income attributable to Fund Sixteen per weighted average Class I share	$1.24	$17.11

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2014	0.001	$(12,729)	17,189	$14,156,594	17,189	$14,143,865	410	$338,623	$4,588,670	17,599	$19,071,158
Net income	—	2,875	—	277,568	—	280,443	—	7,016	393,440	—	680,899
Distributions	—	(14,182)	—	(1,371,102)	—	(1,385,284)	—	(32,794)	(1,854,443)	—	(3,272,521)
Investment by noncontrolling interests	—	—	—	—	—	—	—	—	17,163	—	17,163
Balance, December 31, 2015	0.001	(24,036)	17,189	13,063,060	17,189	13,039,024	410	312,845	3,144,830	17,599	16,496,699
Net income	—	82	—	7,593	—	7,675	—	507	250,726	—	258,908
Distributions	—	(10,669)	—	(1,031,649)	—	(1,042,318)	—	(24,605)	(1,591,417)	—	(2,658,340)
Balance, December 31, 2016	0.001	$(34,623)	17,189	$12,039,004	17,189	$12,004,381	410	$288,747	$1,804,139	17,599	$14,097,267

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$258,908	$680,899
Adjustments to reconcile net income to net cash used in operating activities:
Finance income	196,037	95,522
Income from investment in joint ventures	(860,966)	(691,143)
Gain on sale of investment in joint ventures	(19,566)	—
Interest expense from amortization of debt financing costs	8,792	10,315
Interest expense, other	13,476	16,729
Changes in operating assets and liabilities:
Other assets	(11,626)	(94,962)
Due to Investment Manager and affiliates, net	(381,849)	(789,995)
Accrued expenses and other liabilities	81,234	26,833
Distributions from joint ventures	696,356	687,301
Net cash used in operating activities	(19,204)	(58,501)
Cash flows from investing activities:
Proceeds from sale of investment in joint ventures	3,788,373	—
Investment in notes receivable	(2,998,960)	—
Principal received on notes receivable	2,500,000	—
Principal received on finance lease	3,024,793	2,958,240
Investment in joint ventures	—	(6,001,327)
Distributions received from joint ventures in excess of profits	1,219,027	2,334,205
Net cash provided by (used in) investing activities	7,533,233	(708,882)
Cash flows from financing activities:
Repayment of revolving line of credit, recourse	(1,500,000)	—
Sales and offering expenses paid	(102,648)	(53,465)
Proceeds from revolving line of credit, recourse	—	1,500,000
Investment by noncontrolling interests	—	17,163
Distributions to noncontrolling interests	(1,591,417)	(1,854,443)
Distributions to shareholders	(1,066,923)	(1,418,078)
Net cash used in financing activities	(4,260,988)	(1,808,823)
Net increase (decrease) in cash	3,253,041	(2,576,206)
Cash, beginning of year	1,672,868	4,249,074
Cash, end of year	$4,925,909	$1,672,868

Supplemental disclosure of non-cash investing and financing activities:
Acquisition fee payable to Investment Manager	$—	$399,865

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

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

Our investment objectives are to preserve investors’ capital, provide distributions and provide a favorable total return. To meet our investment objectives, we have used the net proceeds from our offering and the cash generated from our investments to originate or acquire a diverse pool of investments described above, as well as other strategic investments collateralized by Capital Assets. ICON Capital, LLC, a Delaware limited liability company and our affiliate, is our investment manager (the “Investment Manager”). Our Investment Manager originates and services our investments. Wilmington Trust, National Association (the “Trustee”) serves as our sole trustee pursuant to our Third Amended and Restated Trust Agreement (the “Trust Agreement”). The Trustee delegated to our Managing Owner all of the power and authority to manage our business and affairs and has only nominal duties and liabilities to us.

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

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to CION Investment Group, LLC (formerly, ICON Investment Group, LLC) (the “Initial Shareholder”). From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions. From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees of $347,547 to CION Securities, LLC, the dealer-manager of our offering and an affiliate of our Investment Manager (“CION Securities”). In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.

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
December 31, 2016

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
December 31, 2016

Upfront Sales Commissions and Sales Commission Trail

We paid upfront sales commissions on Class A shares sold in the offering of up to 5.0% of gross offering proceeds from the sale of such Class A shares. We also pay an annual sales commission trail of 0.75% of offering proceeds from the sale of our Class A shares (net of dealer-manager fees and upfront sales commissions), payable quarterly commencing on the 13th month following acceptance of the subscription for such Class A shares. We will continue to pay the sales commission trail with respect to Class A shares until the earlier to occur of: (i) total sales commissions and dealer-manager fees paid with respect to the Class A shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering, (ii) such shares are repurchased or transferred or (iii) our entry into our wind down period. The upfront sales commissions and the sales commission trail were charged directly to shareholders’ equity upon acceptance of the subscription. As the sales commission trail is expected to be paid over a period of approximately four years, we recorded the sales commission trail at its present value upon acceptance of the subscription with a corresponding commission payable included in accrued expenses and other liabilities on our consolidated balance sheets. Interest expense accreted with respect to the commission payable was allocated only to Class A shares.

Net Income Per Share

Our capital structure consists of only common shares outstanding. As a result, net income per share, as presented, represents both basic and fully diluted for the period presented in the consolidated financial statements. We calculate net income per share using the two-class method to reflect the different classes of our Shares. Net income per additional Class A share and Class I share is calculated by dividing the net income attributable to additional Class A shareholders and Class I shareholders by the respective weighted-average number of shares issued and outstanding during the presented periods. The net income allocation for the Class I shares excludes interest expense of $13,476 and $16,729 related to the sales commission trail during 2016 and 2015, respectively, which is only applicable to the Class A shareholders.

Distribution Fee

We pay an annual distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering. We will continue to pay the distribution fee with respect to Class I shares until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee is payable monthly. As we estimated the distribution fee is to be paid over a period of approximately seven years before we enter into our wind down period, we recorded the distribution fee upon acceptance of the subscription with a corresponding distribution fee payable included in accrued expenses and other liabilities on our consolidated balance sheets.

Debt Financing Costs

Debt financing costs associated with a line of credit arrangement are capitalized and included as other assets. Such costs are amortized to interest expense over the term of the debt instrument using the effective interest rate method.

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
December 31, 2016

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

Our Investment Manager has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved.  The factors considered in determining the estimated residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our impairment review policy.

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
December 31, 2016

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

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We pay acquisition fees to our Investment Manager of up to 2.5% of the purchase price of the investment made in Capital Assets by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Assets over the amount of the investment, if any. The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that are not consummated are expensed in our consolidated statements of operations.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual shareholders rather than our business as a whole. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest, if any, associated with income taxes are included in general and administrative expense in our consolidated statements of operations. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. We did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein.

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

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. We adopted ASU 2014-15 on December 31, 2016, which did not have an effect on our consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which simplifies income statement presentation by eliminating the concept of extraordinary items. We adopted ASU 2015-01 on January 1, 2016, which did not have an effect on our consolidated financial statements.

In February 2015, FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis (“ASU 2015-02”), which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis by reducing the frequency of application of related party guidance and excluding certain fees in the primary beneficiary determination. We adopted ASU 2015-02 on January 1, 2016, which did not have an effect on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability, consistent with debt discounts. In August 2015, FASB issued ASU No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which further specifies the SEC staff’s view on the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We adopted ASU 2015-03 on January 1, 2016, which did not have an effect on our consolidated financial statements. In addition, we adopted ASU 2015-15 on January 1, 2016 and continue to present debt issuance costs associated with our revolving line of credit as other assets on our consolidated balance sheets.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted, but not before our original effective date of January 1, 2017. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We continue to evaluate the timing of recognition of various revenue; however, since a substantial portion of our revenue is recognized from our leasing contracts, which is subject to ASU 2016-02 (as defined below), such revenue is excluded from our evaluation of ASU 2014-09.

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

In March 2016, FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. The adoption of ASU 2016-07 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on our consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

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

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. The adoption of ASU 2016-17 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is permitted. As a result of our adoption of ASU 2015-02 on January 1, 2016, we are required to apply the amendments within ASU 2016-17 retrospectively to when we initially applied the amendments within ASU 2015-02. We are currently in the process of evaluating the impact of the adoption of ASU 2016-17 on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We are currently in the process of evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

(3)   Net Investment in Notes Receivable

As of December 31, 2016 and 2015, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	December 31,
	2016	2015
Principal outstanding	$3,192,000	$2,500,000
Initial direct costs	—	157,881
Deferred fees	(192,664)	(39,416)
Net investment in notes receivable	$2,999,336	$2,618,465

On September 24, 2014, we, ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager, entered into a secured term loan credit facility agreement with Premier Trailer Leasing, Inc. (“Premier Trailer”) to provide a credit facility of up to $20,000,000, of which our commitment of $2,500,000 was funded on such date. The loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 9% per year, and was scheduled to mature on September 24, 2020. The loan was secured by a second priority security interest in all of Premier Trailer’s assets, including, without limitation, its fleet of trailers, and the equity interests of Premier Trailer. On August 9, 2016, Premier Trailer satisfied its obligations in connection with the loan by making a prepayment of $2,581,944, comprised of all outstanding principal, accrued interest and a prepayment fee of $50,000. The prepayment fee was recognized as additional finance income.

On December 20, 2016, we, Fund Fourteen and Fund Fifteen entered into a secured term loan credit facility agreement with CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”) to provide a credit facility of up to $7,400,000, of which our commitment of $592,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is for a period of four years, maturing on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel.

On December 30, 2016, we, Fund Fourteen and Fund Fifteen entered into a secured term loan agreement with Lubricating Specialties Company (“LSC”) to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $2,600,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 11.0%

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

per year, and is for a period of four years maturing on December 30, 2020. The loan is secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets.

(4)   Net Investment in Finance Lease

As of December 31, 2016 and 2015, we had no net investment in finance lease on non-accrual status and no net investment in finance lease that was past due 90 days or more and still accruing.

 Net investment in finance lease consisted of the following:

	December 31,
	2016	2015
Minimum rents receivable	$3,632,897	$7,264,801
Initial direct costs	22,114	87,548
Unearned income	(192,007)	(786,604)
Net investment in finance lease	$3,463,004	$6,565,745

On September 4, 2014, a joint venture owned 52% by us, 33.5% by Fund Fourteen and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years. During the years ended December 31, 2016 and 2015, due to damage to certain of the assets on lease, we received a total of $48,076 and $216,023, respectively, based on the stipulated loss values of such assets pursuant to the lease agreement. As a result, future minimum rents receivable and residual values were reduced and we recognized additional finance income of $4,760 and $11,083 during the years ended December 31, 2016 and 2015, respectively.

On February 15, 2017, we purchased all of ECI Partners’ limited liability company interests in the joint venture for a purchase price of $501,794. As a result, the joint venture is owned 66.5% by us and 33.5% by Fund Fourteen.

Non-cancelable minimum annual amounts due on investment in finance lease over the next five years and thereafter consisted of the following at December 31, 2016:

Years Ending December 31,
2017	$3,632,897
2018	—
2019	—
2020	—
2021	—
Thereafter	—
$3,632,897

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

(5)   Investment in Joint Ventures

On September 12, 2013, a joint venture owned by us, ICON Leasing Fund Eleven Liquidating Trust (formerly, ICON Leasing Fund Eleven, LLC) (“Fund Eleven”), an entity also managed by our Investment Manager, and Fund Twelve purchased mining equipment for $15,106,570. The equipment was subject to a 24-month lease with Murray Energy Corporation and certain of its affiliates (collectively, “Murray”). On December 1, 2013 and February 1, 2014, we contributed capital of $933,678 and $1,725,517, respectively, to the joint venture, inclusive of acquisition fees. Subsequent to our second capital contribution, the joint venture was owned 19.8% by us, 67% by Fund Eleven and 13.2% by Fund Twelve. The lease was scheduled to expire on September 30, 2015, but was extended for one month with an additional lease payment of $635,512. On October 29, 2015, Murray purchased the equipment pursuant to the terms of the lease for $2,991,400. As a result, a gain on sale of assets of $448,710 was recognized by the joint venture, of which our share was $88,845. Pursuant to a remarketing agreement with a third party, the joint venture paid an aggregate remarketing fee of $766,466 as part of the transaction.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2016	2015
Revenue	$—	$6,803,835
Net (loss) income	$(2,017)	$1,528,271
Our share of net (loss) income	$(399)	$281,497

On March 4, 2014, a joint venture owned 10% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 15% by Fund Fifteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $1,795,597. On October 27, 2015, the joint venture amended the lease with Blackhawk to waive Blackhawk’s breach of a financial covenant during the nine months ended September 30, 2015 in consideration for a partial prepayment of $3,502,514, which included an amendment fee of $75,000. In addition, corresponding amendments were made to certain payment and repurchase provisions of the lease to account for the partial prepayment. On December 8, 2015 and December 7, 2016, the joint venture further amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk’s breach of certain financial covenants and received additional amendment fees of $75,000 and $150,000, respectively.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2016	2015
Revenue	$1,904,372	$2,553,709
Net income	$1,431,731	$1,822,698
Our share of net income	$145,131	$184,516

On March 28, 2014, a joint venture owned 12.5% by us, 60% by Fund Twelve and 27.5% by Fund Fifteen purchased trucks, trailers and other equipment from subsidiaries of D&T Holdings, LLC (“D&T”) for $12,200,000. Simultaneously, the trucks, trailers and other equipment were leased to D&T and its subsidiaries for 57 months. Our contribution to the joint venture was $1,484,705. On September 15, 2014, the lease agreement with D&T was amended to allow D&T to increase its capital expenditure limit. In consideration for agreeing to such increase, lease payments of $1,480,000 that were scheduled to be paid in 2018 were paid by October 31, 2014. In addition, the joint venture received an amendment fee of $100,000. On January 14, 2016, D&T satisfied its remaining lease obligations by making a prepayment of $8,000,000. In addition, D&T exercised its option to repurchase all assets under the lease for $1, upon which title was transferred. As a result of the prepayment, the joint venture recognized finance income of approximately $1,400,000, of which our share was approximately $175,000.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2016	2015
Revenue	$1,491,704	$1,455,002
Net income	$1,420,911	$1,334,444
Our share of net income	$183,304	$168,090

On July 10, 2015, a joint venture owned 10% by us, 50% by Fund Fifteen and 40% by Fund Fourteen purchased auxiliary support equipment and robots used in the production of certain automobiles for $9,934,118, which were simultaneously leased to Challenge Mfg. Company, LLC and certain of its affiliates (collectively, “Challenge”) for 60 months. Our contribution to the joint venture was $998,379. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of the joint venture for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2016	2015
Revenue	$463,524	$531,433
Net income	$482,159	$512,433
Our share of net income	$48,216	$51,243

  On December 29, 2015, a joint venture owned 25% by us and 75% by Fund Fifteen purchased stamping presses and miscellaneous support equipment used in the production of certain automobiles for $11,978,455, which were simultaneously leased to Challenge for 60 months. Our contribution to the joint venture was $3,009,587. On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of the joint venture for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of investment in joint venture of $17,681.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2016	2015
Revenue	$599,122	$7,820
Net income	$598,822	$7,820
Our share of net income	$149,705	$1,955

On December 23, 2015, a joint venture owned 10% by us, 75% by Fund Fifteen and 15% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) a seller's credit of $11,250,000. As of December 31, 2015, the cash portion of the purchase price for the Fugro Voyager of approximately $10,221,000 was being held by the applicable indirect subsidiary of the joint venture until delivery of the vessel. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

and a seller's credit of $11,250,000. The senior secured loans bear interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Our contribution to the joint venture totaling $2,377,250 was made in December 2015.

As a result of Fugro obtaining additional third party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. Also, effective December 31, 2016, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2016	2015
Revenue	$13,050,830	$152,000
Net income	$3,368,433	$38,421
Our share of net income	$336,843	$3,842

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. As of December 31, 2015, we had $1,500,000 outstanding under the Facility, of which we repaid $1,000,000 and $500,000 on February 9, 2016 and March 29, 2016, respectively. At December 31, 2016, there were no obligations outstanding under the Facility and we were in compliance with the covenants related to the Facility.

As of December 31, 2016 and 2015, we had capitalized net debt financing costs of $3,603 and $12,395, respectively, which were included in other assets on our consolidated balance sheets. For the years ended December 31, 2016 and 2015, we recognized additional interest expense of $8,792 and $10,315, respectively, related to the amortization of debt financing costs.

At December 31, 2016, we had $1,073,827 available under the Facility pursuant to the borrowing base.

(7)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CION Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid or pay CION Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We will continue to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

down period. The distribution fee is paid monthly in arrears. No dealer-manager or distribution fees were or will be paid on any Shares sold pursuant to the DRIP. During each year ended December 31, 2016 and 2015, we paid distribution fees of $2,035, which were previously accrued in due to Investment Manager and affiliates, net on our consolidated balance sheets.

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

We pay our Investment Manager (i) a management fee of up to 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees of up to 2.50% of the total purchase price (including indebtedness incurred or assumed therewith) of, or the value of the Capital Assets secured by or subject to, each of our investments. Effective July 1, 2016, our Investment Manager reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments).

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

We paid distributions to our Managing Owner of $10,669 and $14,182 for the years ended December 31, 2016 and 2015, respectively. Additionally, our Managing Owner’s interest in the net income attributable to us was $82 and $2,875 for the years ended December 31, 2016 and 2015, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2016	2015
ICON Capital, LLC	Investment Manager	Management fees (1)	$198,086	$163,589
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	492,784	524,606
ICON Capital, LLC	Investment Manager	Acquisition fees (2)	—	424,701
			$690,870	$1,112,896
(1) Amount charged directly to operations.
(2) Amount capitalized and amortized to operations.

At December 31, 2016, we had a net payable of $169,137 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $170,138. At December 31, 2015, we had a net payable of $553,021 due to our Investment Manager and affiliates that primarily consisted of acquisition fees of $399,865 and administrative expense reimbursements of $188,537.

In June 2016, we sold our interests in certain of our joint ventures to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Investment Manager provides bookkeeping and administrative services related to such assets for a fee.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

(8)   Fair Value Measurements

Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

•	Level 3: Pricing inputs that are generally unobservable and are supported by little or no market data.

Assets for which Fair Value is Disclosed

Our fixed-rate notes receivable, for which fair value is required to be disclosed, were valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, including the recorded value of our Facility, approximates fair value due to their short-term maturities and/or variable interest rates.

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 8.0% and 12.0% as of December 31, 2016.

	December 31, 2016
	Carrying Amount	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$3,192,000	$3,192,000

(9)   Concentrations of Risks

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

For the year ended December 31, 2016, we had one lessee and one borrower that accounted for 99.3% of our finance income. Our income from investment in joint ventures was primarily derived from our investment in five joint ventures.

For the year ended December 31, 2015, we had one lessee and one borrower that accounted for 100% of our finance income. Our income from investment in joint ventures was derived from our investment in six joint ventures.

As of December 31, 2016, we had one lessee and one borrower that accounted for 39.6% of total assets.  Additionally, we had one lessee through our joint venture investments that accounted for 17.2% of total assets.

As of December 31, 2015, we had one lessee and one borrower that accounted for 48.0% of total assets.  Additionally, we had two lessees through our joint venture investments that accounted for 28.1% of total assets.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

(10)  Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2016
	North America	Vessels (a)	Total
Revenue and other income:
Finance income	$617,737	$2,487	$620,224
Income from investment in joint ventures	$525,957	$336,844	$862,801

	At December 31, 2016
	North America	Vessels (a)	Total
Long-lived assets:
Net investment in notes receivable	$2,418,267	$581,069	$2,999,336
Net investment in finance lease	$3,463,004	$—	$3,463,004
Investment in joint ventures	$793,789	$2,547,936	$3,341,725
 (a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2015
	North America	Vessel (a)	Total
Revenue and other income:
Finance income	$1,083,420	$—	$1,083,420
Income from investment in joint ventures	$687,301	$3,842	$691,143

	At December 31, 2015
	North America	Vessel (a)	Total
Long-lived assets:
Net investment in note receivable	$2,618,465	$—	$2,618,465
Net investment in finance lease	$6,565,745	$—	$6,565,745
Investment in joint ventures	$5,783,857	$2,381,092	$8,164,949
 (a) Vessel is generally free to trade worldwide.

(11) Commitments and Contingencies

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

(12) Income Tax Reconciliation (unaudited)

At December 31, 2016 and 2015, shareholders’ capital included in the consolidated financial statements totaled $12,293,128 and $13,351,869, respectively. Shareholders’ capital for federal income tax purposes at December 31, 2016 and 2015 totaled $13,005,669 and $14,471,273, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in shareholders' capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in taxable income from joint ventures primarily related to differences in depreciation and amortization and noncontrolling interests between financial reporting purposes and federal income tax reporting purposes.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2016

The following table reconciles net income attributable to us for financial statement reporting purposes to net income attributable to us for federal income tax purposes for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Net income attributable to Fund Sixteen per financial statements	$8,182	$287,459
Taxable (loss) income from joint ventures	(902,345)	11,294
Taxable income attributable to noncontrolling interests	250,726	356,864
Other	241,244	(146,023)
Net (loss) income attributable to Fund Sixteen for federal income tax purposes	$(402,193)	$509,594

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2016, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Our Managing Owner assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Owner believes that, as of December 31, 2016, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Owner’s internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Title
Michael A. Reisner	46	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	46	Managing Director and Principal Financial and Accounting Officer

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

Name	Age	Title
Michael A. Reisner	46	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	44	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	46	Managing Director and Principal Financial and Accounting Officer

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

Item 11. Executive Compensation

We have no directors or officers. Our Investment Manager and affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2016	2015
ICON Capital, LLC	Investment Manager	Management fees (1)	$198,086	$163,589
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	492,784	524,606
ICON Capital, LLC	Investment Manager	Acquisition fees (2)	—	424,701
			$690,870	$1,112,896

(1) Amount charged directly to operations. (2) Amount capitalized and amortized to operations.

Our Managing Owner has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our Managing Owner of $10,669 and $14,182 for the years ended December 31, 2016 and 2015, respectively. Additionally, our Managing Owner’s interest in the net income attributable to us was $82 and $2,875 for the years ended December 31, 2016 and 2015, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Managing Owner and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. The following table sets forth, as of March 27, 2017, the beneficial ownership of each person who is known by us to beneficially own 5% or more of the outstanding Shares.

Name of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage (2)
The Saginaw Chippewa Indian Tribe Housing and Land Expendable Trust Fund	1,013	5.8%
The Saginaw Chippewa Indian Tribe Future Securities Expendable Trust Fund	1,013	5.8%
Brad Heckenberg IRA	937	5.3%

(1)     Represents ownership of Class A shares. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Ownership information for those persons who beneficially own 5% or more of our Shares is solely based upon information furnished by our transfer agent.

(2) Based on a total of 17,599 Shares, consisting of 17,189 Class A and 410 Class I shares, issued and outstanding on March 27, 2017. Other than differing allocable fees and expenses, the Class A shares and Class I shares have identical rights and privileges, such as identical voting and distribution rights.

(b)   As of March 27, 2017, no directors or officers of our Managing Owner own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2016 and 2015, our auditors provided audit services relating to our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.  The following table presents the fees for audit services rendered by Ernst & Young LLP for the years ended December 31, 2016 and 2015:

	2016	2015
Audit fees	$140,233	$120,329
Tax fees	50,510	23,916
	$190,743	$144,245

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON ECI Fund Sixteen
(Registrant)

By: ICON MT 16, LLC
(Managing Owner of the Registrant)

March 28, 2017

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

March 28, 2017

By: /s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director (Co-Principal Executive Officer)

By: /s/ Christine H. Yap
Christine H. Yap Managing Director
(Principal Financial and Accounting Officer)