Form 10-Q
period 2017-03-31
ICON ECI Fund Sixteen
filed 2017-05-11
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)

Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of outstanding Class A and Class I shares of the registrant on May 8, 2017 is 17,189 and 410, respectively.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Cash	$4,284,264	$4,925,909
Net investment in notes receivable	3,012,181	2,999,336
Net investment in finance lease	2,948,192	3,463,004
Investment in joint ventures	3,333,308	3,341,725
Other assets	132,183	102,996
Total assets	$13,710,128	$14,832,970
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates, net	$56,322	$169,137
Accrued expenses and other liabilities	472,686	566,566
Total liabilities	529,008	735,703

Commitments and contingencies (Note 9)

Equity:
Shareholders' capital
Class A	11,906,894	12,004,381
Class I	286,510	288,747
Total shareholders' capital	12,193,404	12,293,128
Noncontrolling interests	987,716	1,804,139
Total equity	13,181,120	14,097,267
Total liabilities and equity	$13,710,128	$14,832,970

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue and other income:
Finance income	$183,871	$218,088
Income from investment in joint ventures	89,560	357,382
Other income	389	—
Total revenue and other income	273,820	575,470

Expenses:
Management fees	17,920	43,519
Administrative expense reimbursements	133,773	111,011
General and administrative	128,805	91,836
Interest	4,900	13,752
Total expenses	285,398	260,118
Net (loss) income	(11,578)	315,352
Less: net income attributable to noncontrolling interests	31,308	76,583
Net (loss) income attributable to Fund Sixteen	$(42,886)	$238,769

Net (loss) income attributable to Fund Sixteen allocable to:
Additional Class A shareholders and Class I shareholders	$(42,457)	$236,381
Managing Owner	(429)	2,388
	$(42,886)	$238,769

Additional Class A shares:
Net (loss) income attributable to Fund Sixteen allocable to additional Class A shareholders	$(41,531)	$230,789
Weighted average number of additional Class A shares outstanding	17,189	17,189
Net (loss) income attributable to Fund Sixteen per weighted average additional Class A share	$(2.42)	$13.43

Class I shares:
Net (loss) income attributable to Fund Sixteen allocable to Class I shareholders	$(926)	$5,592
Weighted average number of Class I shares outstanding	410	410
Net (loss) income attributable to Fund Sixteen per weighted average Class I share	$(2.26)	$13.64

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statement of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2016	0.001	$(34,623)	17,189	$12,039,004	17,189	$12,004,381	410	$288,747	$1,804,139	17,599	$14,097,267
Net (loss) income	—	(429)	—	(41,531)	—	(41,960)	—	(926)	31,308	—	(11,578)
Distributions	—	(602)	—	(58,235)	—	(58,837)	—	(1,389)	(342,549)	—	(402,775)
Purchase of interests from noncontrolling interests	—	34	—	3,276	—	3,310	—	78	(505,182)	—	(501,794)
Balance, March 31, 2017 (unaudited)	0.001	$(35,620)	17,189	$11,942,514	17,189	$11,906,894	410	$286,510	$987,716	17,599	$13,181,120

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(11,578)	$315,352
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Finance income	(7,125)	16,526
Income from investment in joint ventures	(89,560)	(357,382)
Interest expense from amortization of debt financing costs	2,162	2,186
Interest expense, other	2,738	3,739
Changes in operating assets and liabilities:
Other assets	(31,349)	38,256
Due to Investment Manager and affiliates, net	(112,306)	(428,919)
Accrued expenses and other liabilities	(70,947)	(34,927)
Distributions from joint ventures	31,198	334,927
Net cash used in operating activities	(286,767)	(110,242)
Cash flows from investing activities:
Principal received on finance lease	509,092	429,217
Distributions received from joint ventures in excess of profits	70,797	945,800
Investment in joint ventures	(4,018)	—
Purchase of interests from noncontrolling interests	(501,794)	—
Net cash provided by investing activities	74,077	1,375,017
Cash flows from financing activities:
Repayment of revolving line of credit, recourse	—	(1,500,000)
Sales and offering expenses paid	(26,180)	(24,158)
Distributions to noncontrolling interests	(342,549)	(288,306)
Distributions to shareholders	(60,226)	(353,919)
Net cash used in financing activities	(428,955)	(2,166,383)
Net decrease in cash	(641,645)	(901,608)
Cash, beginning of period	4,925,909	1,672,868
Cash, end of period	$4,284,264	$771,260

Supplemental disclosure of non-cash investing and financing activities:
Additional paid in capital from purchase of interests from noncontrolling interests	$3,388	$—

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2017
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

(2)   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of our Managing Owner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results for the interim period are not necessarily indicative of the results for the full year.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. We adopted ASU 2016-07 on January 1, 2017, which did not have an effect on our consolidated financial statements.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

In October 2016, FASB issued ASU No. 2016-17, Consolidation (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in such entity held by related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. Under ASU 2016-17, a single decision maker is not required to consider indirect interests held by related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. We adopted ASU 2016-17 on January 1, 2017, which did not have an effect on our consolidated financial statements.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our preliminary assessment, most, if not all, of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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
March 31, 2017
(unaudited)

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

(3)   Net Investment in Notes Receivable

As of March 31, 2017 and December 31, 2016, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	March 31, 2017	December 31, 2016
Principal outstanding	$3,192,000	$3,192,000
Deferred fees	(179,819)	(192,664)
Net investment in notes receivable	$3,012,181	$2,999,336

(4)   Net Investment in Finance Lease

As of March 31, 2017 and December 31, 2016, we had no net investment in finance lease on non-accrual status and no net investment in finance lease that was past due 90 days or more and still accruing.

 Net investment in finance lease consisted of the following:

	March 31,	December 31,
	2017	2016
Minimum rents receivable	$3,036,867	$3,632,897
Initial direct costs	11,665	22,114
Unearned income	(100,340)	(192,007)
Net investment in finance lease	$2,948,192	$3,463,004

On September 4, 2014, ICON Geo, LLC ("ICON Geo"), a joint venture owned 52% by us, 33.5% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), each an entity also managed by our Investment Manager, purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years. On February 15, 2017, we purchased all of

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

ECI Partners’ limited liability company interests in ICON Geo for a purchase price of $501,794. As a result, ICON Geo is owned 66.5% by us and 33.5% by Fund Fourteen.

(5)   Investment in Joint Ventures

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

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$1,491,704
Net income	$—	$1,484,181
Our share of net income	$—	$185,623

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III, LLC, a joint venture owned 25% by us and 75% by ICON ECI Fund Fifteen, L.P., an entity also managed by our Investment Manager, for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of investment in joint venture of $17,681.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$344,916
Net income	$—	$344,916
Our share of net income	$—	$86,229

Information as to the results of operations of a joint venture owned 10% by us that owns mining equipment is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Revenue	$394,766	$532,656
Net income	$308,078	$399,571
Our share of net income	$31,199	$40,495

Information as to the results of operations of a joint venture owned 10% by us that owns two geotechnical drilling vessels is summarized as follows:

	Three Months Ended March 31,
	2017	2016
Revenue	$3,343,484	$3,179,870
Net income	$623,791	$186,522
Our share of net income	$62,379	$18,652

(6)   Revolving Line of Credit, Recourse

We have an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through May 30, 2017 of up to $5,000,000 (the “Facility”), which is secured by all of our assets not subject to a first priority lien. Amounts available

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

under the Facility are subject to a borrowing base that is determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we have a beneficial interest.

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. As of March 31, 2017, there were no obligations outstanding under the Facility and we were in compliance with the covenants related to the Facility.

As of March 31, 2017 and December 31, 2016, we had capitalized net debt financing costs related to our Facility of $1,441 and $3,603, respectively, which were included in other assets on our consolidated balance sheets. For the three months ended March 31, 2017 and 2016, we recognized additional interest expense of $2,162 and $2,186, respectively, related to the amortization of debt financing costs.

At March 31, 2017, we had $837,033 available under the Facility pursuant to the borrowing base.

(7)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CION Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid or pay CION Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We will continue to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee is paid monthly in arrears. No dealer-manager or distribution fees were or will be paid on any Shares sold pursuant to the DRIP. During the three months ended March 31, 2017, we paid distribution fees of $509, which were previously accrued in due to Investment Manager and affiliates, net on our consolidated balance sheets. During the three months ended March 31, 2016, we did not pay any distribution fees.

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

We paid distributions to our Managing Owner of $602 and $3,539 for the three months ended March 31, 2017 and 2016, respectively. Additionally, our Managing Owner’s interest in the net (loss) income attributable to us was $(429) and $2,388 for the three months ended March 31, 2017 and 2016, respectively.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$17,920	$43,519
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	133,773	111,011
			$151,693	$154,530
(1) Amount charged directly to operations.

At March 31, 2017, we had a net payable of $56,322 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $48,773. At December 31, 2016, we had a net payable of $169,137 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $170,138.

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 8.0% and 15.1% as of March 31, 2017.

	March 31, 2017
	Carrying Amount	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$3,192,000	$3,121,216

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

Item 2. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

Recent Significant Transaction

We engaged in the following significant transaction since December 31, 2016:

Seismic Testing Equipment

On September 4, 2014, ICON Geo purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics for three years. On February 15, 2017, we purchased all of ECI Partners’ limited liability company interests in ICON Geo for a purchase price of $501,794. As a result, ICON Geo is owned 66.5% by us and 33.5% by Fund Fourteen.

The following table includes additional information on the significant transactions that we engaged in from the Initial Closing Date through March 31, 2017:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration/ Maturity Date	Collateral/Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$721,624 (2)	None	Performing
Geokinetics, Inc.	Lease	$6,192,645	N/A	8/31/2017	Ownership of seismic testing equipment	$1,957,866 (3)	None	Performing
Fugro N.V. (1)	Lease	$2,377,250	N/A	12/24/2027	Ownership of geotechnical drilling vessels	$2,610,315 (2)	None	Performing
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Loan	$580,160	8%	12/21/2020	First priority in and earnings from a motor cargo vessel	$581,880 (4)	None	Performing
Lubricating Specialties Company	Loan	$2,418,000	LIBOR, subject to 1% floor, plus 11%	12/30/2020	Second priority in accounts receivable and inventory and first priority in all other assets	$2,430,301 (4)	None	Performing
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	10/29/2015	Ownership of mining equipment	$1,351 (5)	None	Expired
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	—	None	Prepaid
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	—	None	Sold
Challenge Mfg. Company, LLC (1)	Lease	$3,009,587	N/A	1/9/2021	Ownership of stamping presses and support equipment	$16 (5)	None	Sold
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	—	None	Prepaid
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

Recently Adopted Accounting Pronouncements

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which we adopted on January 1, 2017. The adoption of ASU 2016-07 did not have an effect on our consolidated financial statements.

In October 2016, FASB issued ASU 2016-17, Consolidation, which we adopted on January 1, 2017. The adoption of ASU 2016-17 did not have an effect on our consolidated financial statements.

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers implementation of ASU 2014-09 by one year. ASU 2014-09 will become effective for us on January 1, 2018. Our evaluation of the impact of the adoption of ASU 2014-09 on our consolidated financial statements is ongoing and our implementation efforts have included the identification of revenue within the scope of the guidance and the evaluation of applicable revenue contracts. We continue to evaluate the timing of recognition of various revenue; however, since a substantial portion of our revenue is recognized from our leasing contracts, which is subject to ASU 2016-02, such revenue is excluded from our evaluation of ASU 2014-09.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases, which will become effective for us on January 1, 2019. Based on our preliminary assessment, most, if not all, of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, Business Combinations, which will become effective for us on January 1, 2018. We are currently in the process of evaluating the impact of the adoption of ASU 2017-01 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2017 (the “2017 Quarter”) and 2016 (the “2016 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Seismic testing equipment	$2,948,192	49%	$3,463,004	54%
Lubricant manufacturing and blending equipment	2,430,301	41%	2,418,267	37%
Vessel - motor cargo	581,880	10%	581,069	9%
	$5,960,373	100%	$6,462,340	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance lease as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	49%	—
Geokinetics, Inc.	Seismic testing equipment	44%	74%
Premier Trailer Leasing, Inc.	Trailers	—	26%
		93%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue and other income for the 2017 Quarter and the 2016 Quarter is summarized as follows:

	Three Months Ended March 31,
	2017	2016	Change
Finance income	$183,871	$218,088	$(34,217)
Income from investment in joint ventures	89,560	357,382	(267,822)
Other income	389	—	389
Total revenue and other income	$273,820	$575,470	$(301,650)

Total revenue and other income for the 2017 Quarter decreased $301,650, or 52.4%, as compared to the 2016 Quarter. The decrease was primarily due to decreases in (i) income from investment in joint ventures as a result of the prepayment by D&T during the 2016 Quarter and the sale of our interests in the joint ventures related to Challenge Mfg. Company, LLC subsequent to the 2016 Quarter, each of which resulted in no income recognition for the 2017 Quarter and (ii) finance income due to (a) lower income recognized from our lease with Geokinetics and (b) the prepayment of the secured term loan by Premier Trailer subsequent to the 2016 Quarter, partially offset by finance income recognized from new secured term loans that we entered into subsequent to the 2016 Quarter.

Expenses for the 2017 Quarter and the 2016 Quarter are summarized as follows:

	Three Months Ended March 31,
	2017	2016	Change
Management fees	$17,920	$43,519	$(25,599)
Administrative expense reimbursements	133,773	111,011	22,762
General and administrative	128,805	91,836	36,969
Interest	4,900	13,752	(8,852)
Total expenses	$285,398	$260,118	$25,280

Total expenses for the 2017 Quarter increased $25,280, or 9.7%, as compared to the 2016 Quarter. The increase was primarily due to an increase in general and administrative expenses due to higher legal and consulting fees incurred during the 2017 Quarter as compared to the 2016 Quarter and a withholding tax benefit recorded in the 2016 Quarter with no comparable benefit recorded in the 2017 Quarter, partially offset by lower management fees incurred during the 2017 Quarter due to the sale and prepayment of several investments during or subsequent to the 2016 Quarter and our Investment Manager reducing its management fee by 50%, effective July 1, 2016.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $45,275, from $76,583 in the 2016 Quarter to $31,308 in the 2017 Quarter. The decrease was a result of lower net income generated by our finance lease related to Geokinetics during the 2017 Quarter as compared to the 2016 Quarter.

Net (Loss) Income Attributable to Fund Sixteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2017 Quarter and the 2016 Quarter was $(42,886) and $238,769, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2017 Quarter was $2.42 and $2.26, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2016 Quarter was $13.43 and $13.64, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2017 compared to December 31, 2016.

Total Assets
Total assets decreased $1,122,842, from $14,832,970 at December 31, 2016 to $13,710,128 at March 31, 2017. The decrease was primarily due to existing cash and cash generated by and returned from our investments being partially used to (i) acquire ECI Partners' noncontrolling interests in ICON Geo, (ii) pay distributions to our noncontrolling interests and shareholders and (iii) repay certain of our previously accrued liabilities and operating expenses, each during the 2017 Quarter.

Total Liabilities
Total liabilities decreased $206,695, from $735,703 at December 31, 2016 to $529,008 at March 31, 2017. The decrease was primarily due to the repayment of certain of our previously accrued liabilities during the 2017 Quarter.

Equity
Equity decreased $916,147, from $14,097,267 at December 31, 2016 to $13,181,120 at March 31, 2017. The decrease was primarily due to distributions to our shareholders and noncontrolling interests and the acquisition of ECI Partners' noncontrolling interests in ICON Geo during the 2017 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2017 and December 31, 2016, we had cash of $4,284,264 and $4,925,909, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of March 31, 2017, the cash reserve was $87,348. During our operating period, which commenced on January 1, 2015, our main source of cash is typically from operating activities and our main use of cash is in investing and financing activities. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we make new investments, pay distributions to our shareholders and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future.

However, our equipment financing business has encountered significant challenges over the past several years. Specifically, we continue to suffer from (i) a lack of significant capital raised in order to execute on our investment objectives; and (ii) increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities. These challenges, along with the increasing costs associated with managing a public equipment fund, have made it increasingly difficult for us to operate in the same manner that we have operated under since inception. We are currently seeking the consent of our shareholders to amend and restate our Trust Agreement in order to allow for the shortening of our operating period in the sole and absolute discretion of our Managing Owner. If approved by our shareholders, our Managing Owner will end our operating period and commence our wind down period, which will provide our Managing Owner with the ability to begin to orderly liquidate our investment portfolio in order to try to maximize returns and distribute capital to our shareholders.

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

Unanticipated or greater than anticipated operating costs or losses (including a borrower’s inability to make timely loan payments or a lessee’s inability to make timely lease payments) would adversely affect our liquidity. To the extent that working capital may be insufficient to satisfy our cash requirements, we anticipate that we would fund our operations from cash flow generated by investing and financing activities. At March 31, 2017, we had $837,033 available under a revolving line of credit pursuant to the borrowing base to fund our short-term liquidity needs. For additional information, see “Financings and Borrowings – Revolving Line of Credit, Recourse” below and Note 6 to our consolidated financial statements. Our Managing Owner does not intend to fund any cash flow deficit of ours or provide other financial assistance to us.

Cash Flows

Operating Activities

Cash used in operating activities increased $176,525, from $110,242 in the 2016 Quarter to $286,767 in the 2017 Quarter. The increase was primarily due to (i) the timing of the payment of certain liabilities and the collection of certain receivables and (ii) a decrease in distributions from our joint ventures during the 2017 Quarter as compared to the 2016 Quarter.

Investing Activities

Cash provided by investing activities decreased $1,300,940, from $1,375,017 in the 2016 Quarter to $74,077 in the 2017 Quarter. The decrease was primarily due to a decrease in distributions from our joint ventures in excess of profits and the acquisition of ECI Partners' noncontrolling interests in ICON Geo, each during the 2017 Quarter.

Financing Activities

Cash used in financing activities decreased $1,737,428, from $2,166,383 in the 2016 Quarter to $428,955 in the 2017 Quarter. The decrease was primarily due to the repayment of $1,500,000 on our Facility during the 2016 Quarter and a decrease in distributions paid to our shareholders during the 2017 Quarter as compared to the 2016 Quarter.

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

The interest rate for general advances under the Facility is CB&T’s prime rate. We may elect to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility are subject to an interest rate floor of 4.0% per year. In addition, we are obligated to pay an annualized 0.5% fee on unused commitments under the Facility. At March 31, 2017, there were no obligations outstanding under the Facility and we were in compliance with the covenants related to the Facility.

At March 31, 2017, we had $837,033 available under the Facility pursuant to the borrowing base.

Distributions

We paid monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission through December 31, 2016. The payment of distributions remains subject to change and are made at our Managing Owner's discretion, with the amount and timing of such distributions based on our overall performance. During the 2017 Quarter, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $602, $58,235 and $1,389, respectively. We also paid distributions to our noncontrolling interests of $342,549 in the 2017 Quarter.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Managing Owner believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole. We are a party to the Facility, as discussed in “Financings and Borrowings – Revolving Line of Credit, Recourse” above. We had no borrowings under the Facility at March 31, 2017.

Off-Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2017, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or repurchase any Shares during the three months ended March 31, 2017.
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

4.2
Form of Fourth Amended and Restated Trust Agreement of Registrant (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 24, 2017).

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

May 10, 2017

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)