Form 10-Q
period 2017-06-30
ICON ECI Fund Sixteen
filed 2017-08-10
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)

Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☑

Number of outstanding Class A and Class I shares of the registrant on August 7, 2017 is 17,189 and 410, respectively.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash	$5,054,256	$4,925,909
Net investment in notes receivable	3,000,474	2,999,336
Net investment in finance lease	1,816,453	3,463,004
Investment in joint ventures	3,277,334	3,341,725
Other assets	136,635	102,996
Total assets	$13,285,152	$14,832,970
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates, net	$27,672	$169,137
Accrued expenses and other liabilities	127,093	566,566
Total liabilities	154,765	735,703

Commitments and contingencies (Note 9)

Equity:
Shareholders' capital
Class A	12,127,517	12,004,381
Class I	293,226	288,747
Total shareholders' capital	12,420,743	12,293,128
Noncontrolling interests	709,644	1,804,139
Total equity	13,130,387	14,097,267
Total liabilities and equity	$13,285,152	$14,832,970

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue and other income:
Finance income	$163,166	$203,398	$347,037	$421,486
Income from investment in joint ventures	46,244	107,158	135,804	464,540
Gain on sale of investment in joint ventures	—	19,566	—	19,566
Other income	943	—	1,332	—
Total revenue and other income	210,353	330,122	484,173	905,592

Expenses:
Management fees	21,067	75,811	38,987	119,330
Administrative expense reimbursements	102,030	109,253	235,803	220,264
General and administrative	91,727	171,323	220,532	263,159
Interest	3,928	7,219	8,828	20,971
Total expenses	218,752	363,606	504,150	623,724
Net (loss) income	(8,399)	(33,484)	(19,977)	281,868
Less: net income attributable to noncontrolling interests	19,089	69,292	50,397	145,875
Net (loss) income attributable to Fund Sixteen	$(27,488)	$(102,776)	$(70,374)	$135,993

Net (loss) income attributable to Fund Sixteen allocable to:
Additional Class A shareholders and Class I shareholders	$(27,213)	$(101,748)	$(69,670)	$134,633
Managing Owner	(275)	(1,028)	(704)	1,360
	$(27,488)	$(102,776)	$(70,374)	$135,993

Additional Class A shares:
Net (loss) income attributable to Fund Sixteen allocable to additional Class A shareholders	$(26,637)	$(99,456)	$(68,168)	$131,333
Weighted average number of additional Class A shares outstanding	17,189	17,189	17,189	17,189
Net (loss) income attributable to Fund Sixteen per weighted average additional Class A share	$(1.55)	$(5.79)	$(3.97)	$7.64

Class I shares:
Net (loss) income attributable to Fund Sixteen allocable to Class I shareholders	$(576)	$(2,292)	$(1,502)	$3,300
Weighted average number of Class I shares outstanding	410	410	410	410
Net (loss) income attributable to Fund Sixteen per weighted average Class I share	$(1.41)	$(5.59)	$(3.66)	$8.05

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2016	0.001	$(34,623)	17,189	$12,039,004	17,189	$12,004,381	410	$288,747	$1,804,139	17,599	$14,097,267
Net (loss) income (unaudited)	—	(429)	—	(41,531)	—	(41,960)	—	(926)	31,308	—	(11,578)
Distributions (unaudited)	—	(602)	—	(58,235)	—	(58,837)	—	(1,389)	(342,549)	—	(402,775)
Purchase of interests from noncontrolling interests (unaudited)	—	34	—	3,276	—	3,310	—	78	(505,182)	—	(501,794)
Balance, March 31, 2017 (unaudited)	0.001	(35,620)	17,189	11,942,514	17,189	11,906,894	410	286,510	987,716	17,599	13,181,120

Net (loss) income (unaudited)	—	(275)	—	(26,637)	—	(26,912)	—	(576)	19,089	—	(8,399)
Reversal of sales and offering expenses (unaudited)	—	—	—	247,535	—	247,535	—	7,292	—	—	254,827
Distributions (unaudited)	—	—	—	—	—	—	—	—	(297,161)	—	(297,161)
Balance, June 30, 2017 (unaudited)	0.001	$(35,895)	17,189	$12,163,412	17,189	$12,127,517	410	$293,226	$709,644	17,599	$13,130,387

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(19,977)	$281,868
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Finance income	(15,644)	75,344
Income from investment in joint ventures	(135,804)	(464,540)
Gain on sale of investment in joint ventures	—	(19,566)
Interest expense from amortization of debt financing costs	3,603	4,372
Interest expense, other	5,225	7,219
Changes in operating assets and liabilities:
Other assets	(37,242)	38,949
Due to Investment Manager and affiliates, net	(140,956)	(432,169)
Accrued expenses and other liabilities	(139,224)	10,136
Distributions from joint ventures	59,448	461,911
Net cash used in operating activities	(420,571)	(36,476)
Cash flows from investing activities:
Proceeds from sale of investment in joint ventures	—	3,788,373
Principal received on finance lease	1,636,457	1,176,924
Principal received on notes receivable	24,600	—
Investment in joint ventures	(4,018)	—
Purchase of interests from noncontrolling interests	(501,794)	—
Distributions received from joint ventures in excess of profits	144,731	1,065,281
Net cash provided by investing activities	1,299,976	6,030,578
Cash flows from financing activities:
Repayment of revolving line of credit, recourse	—	(1,500,000)
Sales and offering expenses paid	(51,122)	(49,550)
Distributions to noncontrolling interests	(639,710)	(737,935)
Distributions to shareholders	(60,226)	(711,392)
Net cash used in financing activities	(751,058)	(2,998,877)
Net increase in cash	128,347	2,995,225
Cash, beginning of period	4,925,909	1,672,868
Cash, end of period	$5,054,256	$4,668,093

Supplemental disclosure of non-cash investing and financing activities:
Additional paid in capital from purchase of interests from noncontrolling interests	$3,388	$—
Reversal of sales and offering expenses	$254,827	$—

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

(1)   Organization

ICON ECI Fund Sixteen (the “Fund”) was formed on October 11, 2012 as a Delaware statutory trust. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to the Fund and its consolidated subsidiaries.

We are a direct financing fund that primarily made investments in or that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”). The investments were in companies that utilize Capital Assets to operate their businesses. These investments were primarily structured as debt and debt-like financings such as loans, leases and other structured financing transactions in or that are collateralized by Capital Assets that ICON MT 16, LLC, a Delaware limited liability company and our managing owner (the “Managing Owner”), believes will provide us with a satisfactory, risk-adjusted rate of return. Our Managing Owner makes investment decisions on our behalf and manages our business.

Our investment objectives are to preserve investors’ capital, provide distributions and provide a favorable total return. To meet our investment objectives, we used the net proceeds from our offering and the cash generated from our investments to originate or acquire a diverse pool of investments described above, as well as other strategic investments collateralized by Capital Assets. ICON Capital, LLC, a Delaware limited liability company and our affiliate, is our investment manager (the “Investment Manager”). Our Investment Manager originated and services our investments. Wilmington Trust, National Association (the “Trustee”) serves as our sole trustee pursuant to our Fourth Amended and Restated Trust Agreement (the “Trust Agreement”). The Trustee delegated to our Managing Owner all of the power and authority to manage our business and affairs and has only nominal duties and liabilities to us.

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

Our operating period commenced on January 1, 2015. On April 24, 2017, we commenced a consent solicitation of our shareholders to further amend and restate our Trust Agreement in order to amend the definition of “operating period” to provide for the ability of our Managing Owner to shorten our operating period in its sole and absolute discretion. The consent solicitation was completed on May 24, 2017 with the requisite consents received from our shareholders. As a result, our Managing Owner ended our operating period on May 31, 2017 and commenced our wind down period on June 1, 2017. During our wind down period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

On May 30, 2017, our Investment Manager retained ABN AMRO Securities (USA) LLC (“ABN AMRO”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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
June 30, 2017
(unaudited)

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
June 30, 2017
(unaudited)

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

(3)   Net Investment in Notes Receivable

As of June 30, 2017 and December 31, 2016, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	June 30, 2017	December 31, 2016
Principal outstanding	$3,167,400	$3,192,000
Deferred fees	(166,926)	(192,664)
Net investment in notes receivable	$3,000,474	$2,999,336

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

(4)   Net Investment in Finance Lease

As of June 30, 2017 and December 31, 2016, we had no net investment in finance lease on non-accrual status and no net investment in finance lease that was past due 90 days or more and still accruing.

 Net investment in finance lease consisted of the following:

	June 30,	December 31,
	2017	2016
Minimum rents receivable	$1,844,807	$3,632,897
Initial direct costs	3,773	22,114
Unearned income	(32,127)	(192,007)
Net investment in finance lease	$1,816,453	$3,463,004

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

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$1,491,704
Net (loss) income	$—	$(3,684)	$—	$1,480,497
Our share of net (loss) income	$—	$(460)	$—	$185,162

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge, LLC, a joint venture owned 10% by us, 40% by Fund Fourteen and 50% by ICON ECI Fund Fifteen, L.P. ("Fund Fifteen"), an entity also managed by our Investment Manager, for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$196,415	$—	$463,524
Net income	$—	$215,050	$—	$482,159
Our share of net income	$—	$21,505	$—	$48,216

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III, LLC, a joint venture owned 25% by us and 75% by Fund Fifteen, for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of investment in joint venture of $17,681.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$—	$254,206	$—	$599,122
Net income	$—	$253,906	$—	$598,822
Our share of net income	$—	$63,476	$—	$149,705

Information as to the results of operations of a joint venture owned 10% by us that owns mining equipment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$343,805	$513,952	$738,571	$1,046,607
Net income	$275,621	$378,169	$583,699	$777,740
Our share of net income	$27,909	$38,333	$59,108	$78,828

Information as to the results of operations of a joint venture owned 10% by us that owns two geotechnical drilling vessels is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$3,326,652	$3,295,181	$6,670,137	$6,475,050
Net income (loss)	$174,302	$(156,243)	$798,093	$30,279
Our share of net income (loss)	$17,430	$(15,624)	$79,809	$3,028

(6)   Revolving Line of Credit, Recourse

We had an agreement with California Bank & Trust (“CB&T”) for a revolving line of credit through May 30, 2017 of up to $5,000,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien. Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we had a beneficial interest.

The interest rate for general advances under the Facility was CB&T’s prime rate. We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.5% per year. In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year. In addition, we were obligated to pay an annualized 0.5% fee on unused commitments under the Facility. The Facility expired in accordance with its terms on May 30, 2017. There were no obligations outstanding under the Facility on the expiration date.

As of December 31, 2016, we had capitalized net debt financing costs related to our Facility of $3,603, which were included in other assets on our consolidated balance sheets. The debt financing costs were fully amortized upon expiration of the Facility. For the three and six months ended June 30, 2017, we recognized additional interest expense of $1,441 and $3,603, respectively, related to the amortization of debt financing costs. For the three and six months ended June 30, 2016, we recognized interest expense of $2,186 and $4,372, respectively, related to the amortization of debt financing costs.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

(7)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CION Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid CION Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We paid the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. We commenced our wind down period on June 1, 2017. As a result, we no longer pay distribution fees to CION Securities as of such date. No dealer-manager or distribution fees were paid on any Shares sold pursuant to the DRIP. During the three months ended March 31, 2017, we paid distribution fees of $509, which were previously accrued in due to Investment Manager and affiliates, net on our consolidated balance sheets. No distribution fees were paid during the three months ended June 30, 2017. As of June 30, 2017, we had distribution fees payable of $509. During the three and six months ended June 30, 2016, we paid distribution fees of $1,017.

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

We paid our Investment Manager (i) a management fee of up to 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees of up to 2.50% of the total purchase price (including indebtedness incurred or assumed therewith) of, or the value of the Capital Assets secured by or subject to, each of our investments. Effective July 1, 2016, our Investment Manager reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments).

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

We paid distributions to our Managing Owner of $0 and $3,575 for the three months ended June 30, 2017 and 2016, respectively. We paid distributions to our Managing Owner of $602 and $7,114 for the six months ended June 30, 2017 and 2016, respectively. Additionally, our Managing Owner’s interest in the net loss attributable to us was $275 and $1,028 for the three months ended June 30, 2017 and 2016, respectively. Our Managing Owner's interest in the net (loss) income attributable to us was $(704) and $1,360 for the six months ended June 30, 2017 and 2016, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2017	2016	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$21,067	$75,811	$38,987	$119,330
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	102,030	109,253	235,803	220,264
			$123,097	$185,064	$274,790	$339,594
(1) Amount charged directly to operations.

At June 30, 2017, we had a net payable of $27,672 due to our Investment Manager and affiliates that consisted primarily of administrative expense reimbursements of $27,030. At December 31, 2016, we had a net payable of $169,137 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $170,138.

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 8.0% and 16.8% as of June 30, 2017.

	June 30, 2017
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$3,167,400	$3,011,400

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

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)

(10) Subsequent Event

On July 21, 2017, Blackhawk Mining, LLC and its affiliates (collectively, “Blackhawk”) satisfied their remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of approximately $353,000, of which our share was approximately $35,000.

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

Overview

We are a direct financing fund that primarily made investments in domestic and international businesses, which investments were primarily structured as debt and debt-like financings (such as loans, leases and other structured financing transactions) in or that are collateralized by Capital Assets utilized by such companies to operate their businesses, as well as other strategic investments in or collateralized by Capital Assets that our Managing Owner believes will provide us with a satisfactory, risk-adjusted rate of return. We were formed as a Delaware statutory trust and are treated as a partnership for federal income tax purposes.

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

Our operating period commenced on January 1, 2015. After the net offering proceeds were invested, we reinvested the cash generated from our initial investments to the extent that cash was not used for our expenses, reserves and distributions to our shareholders. On April 24, 2017, we commenced a consent solicitation of our shareholders to further amend and restate our Trust Agreement in order to amend the definition of “operating period” to provide for the ability of our Managing Owner to shorten our operating period in its sole and absolute discretion. The consent solicitation was completed on May 24, 2017 with the requisite consents received from our shareholders. As a result, our Managing Owner ended our operating period on May 31, 2017 and commenced our wind down period on June 1, 2017. During our wind down period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

On May 30, 2017, our Investment Manager retained ABN AMRO as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2016:

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

Subsequent Event

On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of approximately $353,000, of which our share was approximately $35,000.

The following table includes additional information on the significant transactions that we engaged in from the Initial Closing Date through June 30, 2017:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration/ Maturity Date	Collateral/Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$649,588 (2)	None	Performing
Geokinetics, Inc.	Lease	$6,192,645	N/A	8/31/2017	Ownership of seismic testing equipment	$1,407,213(3)	None	Performing
Fugro N.V. (1)	Lease	$2,377,250	N/A	12/24/2027	Ownership of geotechnical drilling vessels	$2,627,746 (2)	None	Performing
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Loan	$580,160	8%	12/21/2020	First priority in and earnings from a motor cargo vessel	$571,065 (4)	None	Performing
Lubricating Specialties Company	Loan	$2,418,000	LIBOR, subject to 1% floor, plus 11%	12/30/2020	Second priority in accounts receivable and inventory and first priority in all other assets	$2,429,409 (4)	None	Performing
Murray Energy Corporation (1)	Lease	$2,659,195	N/A	10/29/2015	Ownership of mining equipment	—	None	Expired
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	—	None	Prepaid
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	—	None	Sold
Challenge Mfg. Company, LLC (1)	Lease	$3,009,587	N/A	1/9/2021	Ownership of stamping presses and support equipment	—	None	Sold
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	—	None	Prepaid
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

(4) Net carrying value of our investment in notes receivable is the sum of the remaining principal outstanding and the unamortized initial direct costs, less deferred fees.

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

Results of Operations for the Three Months Ended June 30, 2017 (the “2017 Quarter”) and 2016 (the “2016 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$2,429,409	50%	$2,418,267	37%
Seismic testing equipment	1,816,453	38%	3,463,004	54%
Vessel - motor cargo	571,065	12%	581,069	9%
	$4,816,927	100%	$6,462,340	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance lease as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	56%	—
Geokinetics, Inc.	Seismic testing equipment	37%	72%
Premier Trailer Leasing, Inc.	Trailers	—	28%
		93%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue and other income for the 2017 Quarter and the 2016 Quarter is summarized as follows:

	Three Months Ended June 30,
	2017	2016	Change
Finance income	$163,166	$203,398	$(40,232)
Income from investment in joint ventures	46,244	107,158	(60,914)
Gain on sale of investment in joint ventures	—	19,566	(19,566)
Other income	943	—	943
Total revenue and other income	$210,353	$330,122	$(119,769)

Total revenue and other income for the 2017 Quarter decreased $119,769, or 36.3%, as compared to the 2016 Quarter. The decrease was primarily due to decreases in (i) income from investment in joint ventures primarily as a result of the sale of our interests in the joint ventures related to Challenge Mfg. Company, LLC ("Challenge") during the 2016 Quarter and (ii) finance income due to (a) lower income recognized from our lease with Geokinetics as a result of the declining nature of recognizing income using the effective interest rate method and (b) the prepayment of the secured term loan by Premier Trailer Leasing, Inc. ("Premier Trailer") in August 2016, partially offset by finance income recognized from new secured term loans that we entered into subsequent to the 2016 Quarter.

Expenses for the 2017 Quarter and the 2016 Quarter are summarized as follows:

	Three Months Ended June 30,
	2017	2016	Change
Management fees	$21,067	$75,811	$(54,744)
Administrative expense reimbursements	102,030	109,253	(7,223)
General and administrative	91,727	171,323	(79,596)
Interest	3,928	7,219	(3,291)
Total expenses	$218,752	$363,606	$(144,854)

Total expenses for the 2017 Quarter decreased $144,854, or 39.8%, as compared to the 2016 Quarter. The decrease was primarily due to decreases in (i) general and administrative expenses due to lower audit-related professional fees and bank fees incurred during the 2017 Quarter and (ii) management fees primarily due to the prepayment of the lease by D&T in 2016 and our Investment Manager reducing its management fee by 50%, effective July 1, 2016.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $50,203, from $69,292 in the 2016 Quarter to $19,089 in the 2017 Quarter. The decrease was a result of a decrease in net income generated by our finance lease related to Geokinetics during the 2017 Quarter as compared to the 2016 Quarter.

Net Loss Attributable to Fund Sixteen

As a result of the foregoing factors, net loss attributable to us for the 2017 Quarter and the 2016 Quarter was $27,488 and $102,776, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2017 Quarter was $1.55 and $1.41, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2016 Quarter was $5.79 and $5.59, respectively.

Results of Operations for the Six Months Ended June 30, 2017 (the “2017 Period”) and 2016 (the “2016 Period”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Period	2016 Period
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	52%	—
Geokinetics, Inc.	Seismic testing equipment	41%	73%
Premier Trailer Leasing, Inc.	Trailers	—	27%
		93%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue and other income for the 2017 Period and the 2016 Period is summarized as follows:

	Six Months Ended June 30,
	2017	2016	Change
Finance income	$347,037	$421,486	$(74,449)
Income from investment in joint ventures	135,804	464,540	(328,736)
Gain on sale of investment in joint ventures	—	19,566	(19,566)
Other income	1,332	—	1,332
Total revenue and other income	$484,173	$905,592	$(421,419)

Total revenue and other income for the 2017 Period decreased $421,419, or 46.5%, as compared to the 2016 Period.  The decrease was primarily due to decreases in (i) income from investment in joint ventures primarily as a result of the prepayment by D&T and the sale of our interests in the joint ventures related to Challenge, each during the 2016 Period and (ii) finance income due to (a) lower income recognized from our lease with Geokinetics as a result of the declining nature of recognizing income using the effective interest rate method and (b) the prepayment of the secured term loan by Premier Trailer in August 2016, partially offset by finance income recognized from new secured term loans that we entered into subsequent to the 2016 Period.

Expenses for the 2017 Period and the 2016 Period are summarized as follows:

	Six Months Ended June 30,
	2017	2016	Change
Management fees	$38,987	$119,330	$(80,343)
Administrative expense reimbursements	235,803	220,264	15,539
General and administrative	220,532	263,159	(42,627)
Interest	8,828	20,971	(12,143)
Total expenses	$504,150	$623,724	$(119,574)

Total expenses for the 2017 Period decreased $119,574, or 19.2%, as compared to the 2016 Period. The decrease was primarily due to decreases in (i) management fees primarily due to the prepayment of the lease by D&T during the 2016 Period and our Investment Manager reducing its management fee by 50%, effective July 1, 2016 and (ii) general and administrative expenses due to lower audit-related professional fees and bank fees incurred during the 2017 Period. The decrease was partially offset by an increase in administrative expense reimbursements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $95,478, from $145,875 in the 2016 Period to $50,397 in the 2017 Period. The decrease was a result of a decrease in net income generated by our finance lease related to Geokinetics during the 2017 Period as compared to the 2016 Period.

Net (Loss) Income Attributable to Fund Sixteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2017 Period and the 2016 Period was $(70,374) and $135,993, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2017 Period was $3.97 and $3.66, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2016 Period was $7.64 and $8.05, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2017 compared to December 31, 2016.

Total Assets
Total assets decreased $1,547,818, from $14,832,970 at December 31, 2016 to $13,285,152 at June 30, 2017. The decrease was primarily due to cash generated by and returned from our investments being partially used to (i) acquire ECI Partners' noncontrolling interests in ICON Geo, (ii) pay distributions to our noncontrolling interests and shareholders and (iii) repay certain of our previously accrued liabilities and operating expenses, each during the 2017 Period.

Total Liabilities
Total liabilities decreased $580,938, from $735,703 at December 31, 2016 to $154,765 at June 30, 2017. The decrease was primarily due to the reversal of the sales commission trail and distribution fee payables previously accrued during our offering period. We are no longer required to pay such fees and commissions upon commencement of our wind down period pursuant to the Trust Agreement. The decrease was also due to the repayment of certain of our previously accrued liabilities during the 2017 Period.

Equity
Equity decreased $966,880, from $14,097,267 at December 31, 2016 to $13,130,387 at June 30, 2017. The decrease was primarily due to (i) distributions to our noncontrolling interests and shareholders and (ii) the acquisition of ECI Partners' noncontrolling interests in ICON Geo during the 2017 Period. The decrease was partially offset by the reversal of the sales commission trail and distribution fee payables previously accrued during our offering period, which we are no longer required to pay upon commencement of our wind down period.

Liquidity and Capital Resources

Summary

At June 30, 2017 and December 31, 2016, we had cash of $5,054,256 and $4,925,909, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of June 30, 2017, the cash reserve was $87,348. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 31, 2017 and our wind down period commenced on June 1, 2017. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our shareholders and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash on hand, as well as cash generated from the expected results of our operations will be sufficient to finance our liquidity requirements for the foreseeable future.

Our ability to generate cash in the future is subject to general economic, financial, competitive, regulatory and other factors that affect us and our borrowers’ and lessees’ businesses that are beyond our control.

We have used the net proceeds of our offering and the cash generated from our investments to invest in Capital Assets located in North America and other developed markets, including those in Asia and elsewhere. We have sought to acquire a portfolio of Capital Assets that is comprised of transactions that generate (a) current cash flow from payments of principal and/or interest (in the case of secured loans and other financing transactions) and rental payments (in the case of leases), (b) deferred cash flow by realizing the value of Capital Assets or interests therein at the maturity of the investment, or (c) a combination of both from other structured investments.

Cash Flows

Operating Activities

Cash used in operating activities increased $384,095, from $36,476 in the 2016 Period to $420,571 in the 2017 Period. The increase was primarily due to (i) the timing of the payment of certain liabilities and the collection of certain receivables and (ii) a decrease in distributions from our joint ventures during the 2017 Period as compared to the 2016 Period.

Investing Activities

Cash provided by investing activities decreased $4,730,602, from $6,030,578 in the 2016 Period to $1,299,976 in the 2017 Period. The decrease was primarily due to (i) proceeds received from the sale of our investment in joint ventures during the 2016 Period with no comparable proceeds received during the 2017 Period, (ii) a decrease in distributions from our joint ventures in excess of profits in the 2017 Period and (iii) the acquisition of ECI Partners' noncontrolling interests in ICON Geo during the 2017 Period.

Financing Activities

Cash used in financing activities decreased $2,247,819, from $2,998,877 in the 2016 Period to $751,058 in the 2017 Period. The decrease was primarily due to the repayment of $1,500,000 on our Facility during the 2016 Period and a decrease in distributions paid to our shareholders and noncontrolling interests during the 2017 Period as compared to the 2016 Period.

Financings and Borrowings

Revolving Line of Credit, Recourse

We had an agreement with CB&T for our Facility, which was secured by all of our assets not subject to a first priority lien. Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we had a beneficial interest.

The interest rate for general advances under the Facility was CB&T’s prime rate. We could have elected to designate up to five advances on the outstanding principal balance of the Facility to bear interest at LIBOR plus 2.5% per year. In all instances, borrowings under the Facility were subject to an interest rate floor of 4.0% per year. In addition, we were obligated to pay an annualized 0.5% fee on unused commitments under the Facility. The Facility expired in accordance with its terms on May 30, 2017. There were no obligations outstanding under the Facility on the expiration date.

Distributions

We paid monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission through December 31, 2016. We expect that distributions paid during our wind down period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of finance and other income from our investments. During the 2017 Period, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $602, $58,235 and $1,389, respectively. We also paid distributions to our noncontrolling interests of $639,710 in the 2017 Period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2017, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or repurchase any Shares during the three months ended June 30, 2017.
Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Not applicable.

Item 6. Exhibits

3.1	Certificate of Trust of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1 filed with the SEC on November 26, 2012 (File No. 333- 185144)).

4.1
Form of Fourth Amended and Restated Trust Agreement of Registrant (Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 24, 2017).

10.1
Form of Investment Management Agreement, by and between ICON ECI Fund Sixteen and ICON Capital, LLC (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed with the SEC on February 1, 2013 (File No. 333-185144)).

10.2
Commercial Loan Agreement, by and between California Bank & Trust and ICON ECI Fund Sixteen, dated as of December 26, 2013 (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed March 28, 2014).

10.3
Loan Modification Agreement, by and between California Bank & Trust and ICON ECI Fund Sixteen, dated as of March 31, 2015 (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, filed on May 8, 2015).

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

August 9, 2017

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)