Form 10-Q
period 2017-09-30
ICON ECI Fund Sixteen
filed 2017-11-14
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)

Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☑

Number of outstanding Class A and Class I shares of the registrant on November 8, 2017 is 17,189 and 410, respectively.

ICON ECI Fund Sixteen

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash	$6,075,434	$4,925,909
Net investment in notes receivable	2,988,899	2,999,336
Net investment in finance lease	1,279,973	3,463,004
Investment in joint ventures	2,014,147	3,341,725
Other assets	129,053	102,996
Total assets	$12,487,506	$14,832,970
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates, net	$79,365	$169,137
Accrued expenses and other liabilities	78,289	566,566
Total liabilities	157,654	735,703

Commitments and contingencies (Note 9)

Equity:
Shareholders' capital
Class A	11,619,327	12,004,381
Class I	281,230	288,747
Total shareholders' capital	11,900,557	12,293,128
Noncontrolling interests	429,295	1,804,139
Total equity	12,329,852	14,097,267
Total liabilities and equity	$12,487,506	$14,832,970

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue and other income:
Finance income	$162,439	$94,133	$509,476	$515,619
Income from investment in joint ventures	96,262	142,831	232,066	607,371
Gain on sale of investment in joint ventures	—	—	—	19,566
Other income	19,989	3,394	21,321	3,394
Total revenue and other income	278,690	240,358	762,863	1,145,950

Expenses:
Management fees	15,835	61,983	54,822	181,313
Administrative expense reimbursements	122,263	102,382	358,066	322,646
General and administrative	46,848	107,040	267,380	370,199
Interest	—	5,473	8,828	26,444
Impairment loss	595,000	—	595,000	—
Total expenses	779,946	276,878	1,284,096	900,602
Net (loss) income	(501,256)	(36,520)	(521,233)	245,348
Less: net income attributable to noncontrolling interests	18,930	57,339	69,327	203,214
Net (loss) income attributable to Fund Sixteen	$(520,186)	$(93,859)	$(590,560)	$42,134

Net (loss) income attributable to Fund Sixteen allocable to:
Additional Class A shareholders and Class I shareholders	$(514,984)	$(92,920)	$(584,654)	$41,713
Managing Owner	(5,202)	(939)	(5,906)	421
	$(520,186)	$(93,859)	$(590,560)	$42,134

Additional Class A shares:
Net (loss) income attributable to Fund Sixteen allocable to additional Class A shareholders	$(502,988)	$(90,832)	$(571,156)	$40,501
Weighted average number of additional Class A shares outstanding	17,189	17,189	17,189	17,189
Net (loss) income attributable to Fund Sixteen per weighted average additional Class A share	$(29.26)	$(5.28)	$(33.23)	$2.36

Class I shares:
Net (loss) income attributable to Fund Sixteen allocable to Class I shareholders	$(11,996)	$(2,088)	$(13,498)	$1,212
Weighted average number of Class I shares outstanding	410	410	410	410
Net (loss) income attributable to Fund Sixteen per weighted average Class I share	$(29.26)	$(5.09)	$(32.93)	$2.96

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2016	0.001	$(34,623)	17,189	$12,039,004	17,189	$12,004,381	410	$288,747	$1,804,139	17,599	$14,097,267
Net (loss) income (unaudited)	—	(429)	—	(41,531)	—	(41,960)	—	(926)	31,308	—	(11,578)
Distributions (unaudited)	—	(602)	—	(58,235)	—	(58,837)	—	(1,389)	(342,549)	—	(402,775)
Purchase of interests from noncontrolling interests (unaudited)	—	34	—	3,276	—	3,310	—	78	(505,182)	—	(501,794)
Balance, March 31, 2017 (unaudited)	0.001	(35,620)	17,189	11,942,514	17,189	11,906,894	410	286,510	987,716	17,599	13,181,120

Net (loss) income (unaudited)	—	(275)	—	(26,637)	—	(26,912)	—	(576)	19,089	—	(8,399)
Reversal of sales and offering expenses (unaudited)	—	—	—	247,535	—	247,535	—	7,292	—	—	254,827
Distributions (unaudited)	—	—	—	—	—	—	—	—	(297,161)	—	(297,161)
Balance, June 30, 2017 (unaudited)	0.001	(35,895)	17,189	12,163,412	17,189	12,127,517	410	293,226	709,644	17,599	13,130,387

Net (loss) income (unaudited)	—	(5,202)	—	(502,988)	—	(508,190)	—	(11,996)	18,930	—	(501,256)
Distributions (unaudited)	—	—	—	—	—	—	—	—	(299,279)	—	(299,279)
Balance, September 30, 2017 (unaudited)	0.001	$(41,097)	17,189	$11,660,424	17,189	$11,619,327	410	$281,230	$429,295	17,599	$12,329,852

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(521,233)	$245,348
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Finance income	49,846	189,446
Income from investment in joint ventures	(232,066)	(605,536)
Gain on sale of investment in joint ventures	—	(19,566)
Impairment loss	595,000	—
Interest expense from amortization of debt financing costs	3,603	6,582
Interest expense, other	5,225	10,480
Changes in operating assets and liabilities:
Other assets	(29,660)	43,811
Due to Investment Manager and affiliates, net	(88,754)	(446,101)
Accrued expenses and other liabilities	(162,869)	(25,817)
Distributions from joint ventures	178,482	492,116
Net cash used in operating activities	(202,426)	(109,237)
Cash flows from investing activities:
Principal received on finance lease	2,094,472	1,941,318
Principal received on notes receivable	49,150	2,500,000
Investment in joint ventures	(4,018)	—
Purchase of interests from noncontrolling interests	(501,794)	—
Distributions received from joint ventures in excess of profits	790,146	1,135,722
Proceeds from sale of investment in joint ventures	—	3,788,373
Net cash provided by investing activities	2,427,956	9,365,413
Cash flows from financing activities:
Sales and offering expenses paid	(76,790)	(76,468)
Distributions to noncontrolling interests	(938,989)	(1,164,676)
Distributions to shareholders	(60,226)	(890,128)
Repayment of revolving line of credit, recourse	—	(1,500,000)
Net cash used in financing activities	(1,076,005)	(3,631,272)
Net increase in cash	1,149,525	5,624,904
Cash, beginning of period	4,925,909	1,672,868
Cash, end of period	$6,075,434	$7,297,772

Supplemental disclosure of non-cash investing and financing activities:
Additional paid in capital from purchase of interests from noncontrolling interests	$3,388	$—
Reversal of sales and offering expenses	$254,827	$—

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
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
September 30, 2017
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
September 30, 2017
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
September 30, 2017
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

(3)   Net Investment in Notes Receivable

As of September 30, 2017 and December 31, 2016, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	September 30, 2017	December 31, 2016
Principal outstanding	$3,142,850	$3,192,000
Deferred fees	(153,951)	(192,664)
Net investment in notes receivable	$2,988,899	$2,999,336

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

(4)   Net Investment in Finance Lease

As of September 30, 2017 and December 31, 2016, we had no net investment in finance lease on non-accrual status and no net investment in finance lease that was past due 90 days or more and still accruing.

 Net investment in finance lease consisted of the following:

	September 30,	December 31,
	2017	2016
Minimum rents receivable	$1,386,793	$3,632,897
Initial direct costs	—	22,114
Unearned income	(106,820)	(192,007)
Net investment in finance lease	$1,279,973	$3,463,004

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

Upon lease expiration, Geokinetics is obligated to purchase all of the seismic testing equipment from ICON Geo at an agreed-upon purchase price. The lease expired on August 31, 2017 without Geokinetics satisfying its purchase obligations under the lease. On September 21, 2017, ICON Geo entered into a forbearance agreement with Geokinetics pursuant to which Geokinetics is obligated to (i) satisfy in full its remaining lease and purchase obligations of $1,546,790; and (ii) pay a penalty and forbearance fee totaling $137,340, all in nine installments, with the final installment to be paid by November 15, 2017. Geokinetics is currently in compliance with its obligations under the forbearance agreement.

(5)   Investment in Joint Ventures

 On July 21, 2017, Blackhawk Mining, LLC and its affiliates (collectively, “Blackhawk”) satisfied their remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $35,337.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$423,127	$443,325	$1,161,698	$1,489,932
Net income	$403,541	$336,942	$987,240	$1,114,682
Our share of net income	$41,034	$34,165	$100,143	$112,993

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

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$1,491,704
Net (loss) income	$—	$(31,685)	$—	$1,448,812
Our share of net (loss) income	$—	$(1,858)	$—	$183,304

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge, LLC, a joint venture owned 10% by us, 40% by Fund Fourteen and 50% by ICON ECI Fund Fifteen, L.P. ("Fund Fifteen"), an entity also managed by our Investment Manager, for net sales proceeds of $9,004,214. No significant gain or loss was recorded by us as a result of the sale.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$463,524
Net income	$—	$—	$—	$482,159
Our share of net income	$—	$—	$—	$48,216

On June 8, 2016, an unaffiliated third party purchased 100% of the limited liability company interests of ICON Challenge III, LLC, a joint venture owned 25% by us and 75% by Fund Fifteen, for net sales proceeds of $11,551,806. As a result, we recorded a gain on sale of investment in joint venture of $17,681.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$599,122
Net income	$—	$—	$—	$598,822
Our share of net income	$—	$—	$—	$149,705

As part of our Investment Manager’s and ABN AMRO’s efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our 10% investment in a joint venture that owns two geotechnical drilling vessels currently on lease to affiliates of Fugro N.V. (“Fugro”). As a result of such assessment, our Investment Manager believed that the loss in value of this investment is other than a temporary decline and as a result, determined to record an impairment loss of $595,000 on our investment in the joint venture related to Fugro during the three months ended September 30, 2017.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$3,326,652	$3,295,181	$9,996,789	$9,770,231
Net income	$552,277	$1,105,236	$1,350,370	$1,135,515
Our share of net income	$55,228	$110,524	$135,037	$113,552

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

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

As of December 31, 2016, we had capitalized net debt financing costs related to our Facility of $3,603, which were included in other assets on our consolidated balance sheets. The debt financing costs were fully amortized upon expiration of the Facility. For the nine months ended September 30, 2017, we recognized interest expense of $3,603 related to the amortization of debt financing costs. For the three and nine months ended September 30, 2016, we recognized interest expense of $2,186 and $4,372, respectively, related to the amortization of debt financing costs.

(7)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CION Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid CION Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We were obligated to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. We commenced our wind down period on June 1, 2017. As a result, we are no longer obligated to pay distribution fees to CION Securities as of such date. No dealer-manager or distribution fees were paid on any Shares sold pursuant to the DRIP. During the three and nine months ended September 30, 2017, we paid previously accrued distribution fees of $509 and $1,018, respectively. During the three and nine months ended September 30, 2016, we paid previously accrued distribution fees of $1,017.

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
September 30, 2017
(unaudited)

costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our Investment Manager.

We paid distributions to our Managing Owner of $0 and $1,787 for the three months ended September 30, 2017 and 2016, respectively. We paid distributions to our Managing Owner of $602 and $8,901 for the nine months ended September 30, 2017 and 2016, respectively. Additionally, our Managing Owner’s interest in the net loss attributable to us was $5,202 and $939 for the three months ended September 30, 2017 and 2016, respectively. Our Managing Owner's interest in the net (loss) income attributable to us was $(5,906) and $421 for the nine months ended September 30, 2017 and 2016, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2017	2016	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$15,835	$61,983	$54,822	$181,313
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	122,263	102,382	358,066	322,646
			$138,098	$164,365	$412,888	$503,959
(1) Amount charged directly to operations.

At September 30, 2017, we had a net payable of $79,365 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $72,263. At December 31, 2016, we had a net payable of $169,137 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $170,138.

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

The estimated fair value of our fixed-rate notes receivable was based on the discounted value of future cash flows related to the loans at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on our fixed-rate notes receivable was derived using discount rates ranging between 8.0% and 18.1% as of September 30, 2017.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)

	September 30, 2017
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate notes receivable	$3,142,800	$2,975,490

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

Upon lease expiration, Geokinetics is obligated to purchase all of the seismic testing equipment from ICON Geo at an agreed-upon purchase price. The lease expired on August 31, 2017 without Geokinetics satisfying its purchase obligations under the lease. On September 21, 2017, ICON Geo entered into a forbearance agreement with Geokinetics pursuant to which Geokinetics is obligated to (i) satisfy in full its remaining lease and purchase obligations of $1,546,790; and (ii) pay a penalty and forbearance fee totaling $137,340, all in nine installments, with the final installment to be paid by November 15, 2017. Geokinetics is currently in compliance with its obligations under the forbearance agreement.

Mining Equipment

On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $35,337.

Investment in Joint Ventures

As part of our Investment Manager’s and ABN AMRO’s efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our 10% investment in a joint venture that owns two geotechnical drilling vessels currently on lease to affiliates of Fugro. As a result of such assessment, our Investment Manager believed that the loss in value of this investment is other than a temporary decline and as a result, determined to record an impairment loss of $595,000 on our investment in the joint venture related to Fugro during the three months ended September 30, 2017.

The following table includes additional information on the significant transactions that we engaged in from the Initial Closing Date through September 30, 2017:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration/ Maturity Date	Collateral/Priority	Net Carrying Value	Credit Loss Reserve	Current Status
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Loan	$580,160	8%	12/21/2020	First priority in and earnings from a motor cargo vessel	$560,312 (4)	None	Performing
Lubricating Specialties Company	Loan	$2,418,000	LIBOR, subject to 1% floor, plus 11%	12/30/2020	Second priority in accounts receivable and inventory and first priority in all other assets	$2,428,587 (4)	None	Performing
Geokinetics, Inc.	Lease	$6,192,645	N/A	8/31/2017	Ownership of seismic testing equipment	$851,339 (3)	None	Performing (5)
Fugro N.V. (1)	Lease	$2,377,250	N/A	12/24/2027	Ownership of geotechnical drilling vessels	$2,009,974 (2)	None	Impaired (6)
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$4,173 (7)	None	Prepaid
Murray Energy Corporation(1)	Lease	$2,659,195	N/A	10/29/2015	Ownership of mining equipment	—	None	Expired
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	—	None	Prepaid
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	—	None	Prepaid
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	—	None	Sold
Challenge Mfg. Company, LLC (1)	Lease	$3,009,587	N/A	1/9/2021	Ownership of stamping presses and support equipment	—	None	Sold

(1) Our investment in this portfolio company is or was through a joint venture and is or was included in our consolidated balance sheets as investment in joint ventures.
(2) Net carrying value of our investment in joint ventures is calculated as follows: investment at cost plus/less our share of the cumulative net income/loss of the joint venture and less distributions received since the date of our initial investment and impairment loss recorded on our investment in the joint venture.

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
(5) See "Recent Significant Transactions" above for information on the lease and the forbearance agreement that the joint venture entered into with Geokinetics.
(6) See "Recent Significant Transactions" above for information on the impairment loss recorded during the three months ended September 30, 2017.
(7) Represents our proportionate share of the remaining cash balance held by the joint venture.

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

Results of Operations for the Three Months Ended September 30, 2017 (the “2017 Quarter”) and 2016 (the “2016 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2017		December 31, 2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$2,428,587	57%	$2,418,267	37%
Seismic testing equipment	1,279,973	30%	3,463,004	54%
Vessel - motor cargo	560,312	13%	581,069	9%
	$4,268,872	100%	$6,462,340	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance lease as of each reporting date.

During the 2017 Quarter and the 2016 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Quarter	2016 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	56%	—
Geokinetics, Inc.	Seismic testing equipment	36%	129%
Premier Trailer Leasing, Inc.	Trailers (1)	—	(29)%
		92%	100%

(1) Upon the prepayment by Premier Trailer Leasing, Inc. ("Premier Trailer") of its secured term loan during the 2016 Quarter, a loss was recorded as a result of the write-off of the remaining unamortized initial direct costs.

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue and other income for the 2017 Quarter and the 2016 Quarter is summarized as follows:

	Three Months Ended September 30,
	2017	2016	Change
Finance income	$162,439	$94,133	$68,306
Income from investment in joint ventures	96,262	142,831	(46,569)
Other income	19,989	3,394	16,595
Total revenue and other income	$278,690	$240,358	$38,332

Total revenue and other income for the 2017 Quarter increased $38,332, or 15.9%, as compared to the 2016 Quarter. The increase in finance income was due to new secured term loans that we entered into subsequent to the 2016 Quarter, partially offset by lower income recognized from our lease with Geokinetics, which expired on August 30, 2017, as a result of the declining nature of recognizing income using the effective interest rate method. Income from investment in joint ventures decreased due to a less favorable movement on our interest rate swaps during the 2017 Quarter as compared to the 2016 Quarter. The increase in other income was primarily due to the reversal of a fee related to our Facility, which expired in May 2017.

Expenses for the 2017 Quarter and the 2016 Quarter are summarized as follows:

	Three Months Ended September 30,
	2017	2016	Change
Management fees	$15,835	$61,983	$(46,148)
Administrative expense reimbursements	122,263	102,382	19,881
General and administrative	46,848	107,040	(60,192)
Interest	—	5,473	(5,473)
Impairment loss	595,000	—	595,000
Total expenses	$779,946	$276,878	$503,068

Total expenses for the 2017 Quarter increased $503,068, or 181.7%, as compared to the 2016 Quarter. The increase was primarily due to the impairment loss recorded in the 2017 Quarter on our investment in joint venture related to Fugro. The increase was partially offset by decreases in (i) general and administrative expenses due to lower legal, audit and printing fees, as well as the reimbursement of certain insurance premiums by a lessee during the 2017 Quarter and (ii) management fees primarily due to the prepayment of a secured term loan by Premier Trailer during the 2016 Quarter and our Investment Manager reducing its management fee by 50%, effective July 1, 2016.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $38,409, from $57,339 in the 2016 Quarter to $18,930 in the 2017 Quarter. The decrease was a result of a decrease in net income generated by our finance lease related to Geokinetics during the 2017 Quarter as compared to the 2016 Quarter.

Net Loss Attributable to Fund Sixteen

As a result of the foregoing factors, net loss attributable to us for the 2017 Quarter and the 2016 Quarter was $520,186 and $93,859, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2017 Quarter was $29.26 and $29.26, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2016 Quarter was $5.28 and $5.09, respectively.

Results of Operations for the Nine Months Ended September 30, 2017 (the “2017 Period”) and 2016 (the “2016 Period”)

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

Financing Transactions

During the 2017 Period and the 2016 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017 Period	2016 Period
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	53%	—
Geokinetics, Inc.	Seismic testing equipment	39%	83%
Premier Trailer Leasing, Inc.	Trailers	—	17%
		92%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue and other income for the 2017 Period and the 2016 Period is summarized as follows:

	Nine Months Ended September 30,
	2017	2016	Change
Finance income	$509,476	$515,619	$(6,143)
Income from investment in joint ventures	232,066	607,371	(375,305)
Gain on sale of investment in joint ventures	—	19,566	(19,566)
Other income	21,321	3,394	17,927
Total revenue and other income	$762,863	$1,145,950	$(383,087)

Total revenue and other income for the 2017 Period decreased $383,087, or 33.4%, as compared to the 2016 Period.  The decrease was primarily due to a decrease in income from investment in joint ventures primarily as a result of the prepayment by D&T and the sale of our interests in two joint ventures that leased equipment to Challenge Mfg. Company, LLC ("Challenge"), each during the 2016 Period. In addition, we recognized a gain on sale of investment in joint ventures during the 2016 Period as a result of the sale of our interests in two joint ventures that leased equipment to Challenge, with no such sales recorded during the 2017 Period. The increase in other income was primarily due to the reversal of a fee related to our Facility, which expired in May 2017.

Expenses for the 2017 Period and the 2016 Period are summarized as follows:

	Nine Months Ended September 30,
	2017	2016	Change
Management fees	$54,822	$181,313	$(126,491)
Administrative expense reimbursements	358,066	322,646	35,420
General and administrative	267,380	370,199	(102,819)
Interest	8,828	26,444	(17,616)
Impairment loss	595,000	—	595,000
Total expenses	$1,284,096	$900,602	$383,494

Total expenses for the 2017 Period increased $383,494, or 42.6%, as compared to the 2016 Period. The increase was primarily due to the impairment loss recorded in the 2017 Period on our investment in joint venture related to Fugro. The increase was partially offset by decreases in (i) management fees primarily due to prepayments by Premier Trailer and D&T during the 2016 Period and our Investment Manager reducing its management fee by 50%, effective July 1, 2016 and (ii) general and administrative expenses due to lower audit, bank and printing fees during the 2017 Period.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $133,887, from $203,214 in the 2016 Period to $69,327 in the 2017 Period. The decrease was a result of a decrease in net income generated by our finance lease related to Geokinetics during the 2017 Period as compared to the 2016 Period.

Net (Loss) Income Attributable to Fund Sixteen

As a result of the foregoing factors, net (loss) income attributable to us for the 2017 Period and the 2016 Period was $(590,560) and $42,134, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2017 Period was $33.23 and $32.93, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2016 Period was $2.36 and $2.96, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2017 compared to December 31, 2016.

Total Assets

Total assets decreased $2,345,464, from $14,832,970 at December 31, 2016 to $12,487,506 at September 30, 2017. The decrease was primarily due to cash generated by and returned from our investments being partially used to (i) acquire ECI Partners' noncontrolling interests in ICON Geo, (ii) pay distributions to our noncontrolling interests and shareholders and (iii) repay certain of our previously accrued liabilities and operating expenses, each during the 2017 Period. In addition, we recorded an impairment loss on our investment in joint venture related to Fugro during the 2017 Period.

Total Liabilities
Total liabilities decreased $578,049, from $735,703 at December 31, 2016 to $157,654 at September 30, 2017. The decrease was primarily due to the reversal of the sales commission trail and distribution fee payables previously accrued during our offering period. We are no longer required to pay such fees and commissions upon commencement of our wind down period pursuant to the Trust Agreement. The decrease was also due to the repayment of certain of our previously accrued liabilities during the 2017 Period.

Equity
Equity decreased $1,767,415, from $14,097,267 at December 31, 2016 to $12,329,852 at September 30, 2017. The decrease was primarily due to (i) our net loss, (ii) distributions to our noncontrolling interests and shareholders and (iii) the acquisition of ECI Partners' noncontrolling interests in ICON Geo, all during the 2017 Period. The decrease was partially offset by the reversal of the sales commission trail and distribution fee payables previously accrued during our offering period, which we are no longer required to pay upon commencement of our wind down period.

Liquidity and Capital Resources

Summary

At September 30, 2017 and December 31, 2016, we had cash of $6,075,434 and $4,925,909, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of September 30, 2017, the cash reserve was $87,348. During our operating period, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 31, 2017 and our wind down period commenced on June 1, 2017. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our shareholders and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

We believe that cash on hand, as well as cash generated from the expected results of our operations, will be sufficient to finance our liquidity requirements for the foreseeable future.

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

Cash Flows

Operating Activities

Cash used in operating activities increased $93,189, from $109,237 in the 2016 Period to $202,426 in the 2017 Period. The increase was primarily due to (i) the timing of the payment of certain liabilities and the collection of certain receivables and (ii) a decrease in distributions from our joint ventures during the 2017 Period as compared to the 2016 Period.

Investing Activities

Cash provided by investing activities decreased $6,937,457, from $9,365,413 in the 2016 Period to $2,427,956 in the 2017 Period. The decrease was primarily due to (i) proceeds received from the sale of our investment in joint ventures during the 2016 Period with no comparable proceeds received during the 2017 Period, (ii) higher principal received on notes receivable in the 2016 Period due to the prepayment by Premier Trailer and (iii) the acquisition of ECI Partners' noncontrolling interests in ICON Geo during the 2017 Period.

Financing Activities

Cash used in financing activities decreased $2,555,267, from $3,631,272 in the 2016 Period to $1,076,005 in the 2017 Period. The decrease was primarily due to the repayment of $1,500,000 on our Facility during the 2016 Period and a decrease in distributions paid to our shareholders and noncontrolling interests during the 2017 Period as compared to the 2016 Period.

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

Distributions

We paid monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission through December 31, 2016. We expect that distributions paid during our wind down period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of finance and other income from our investments. During the 2017 Period, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $602, $58,235 and $1,389, respectively. We also paid distributions to our noncontrolling interests of $938,989 in the 2017 Period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2017, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or repurchase any Shares during the three months ended September 30, 2017.
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

November 13, 2017

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)