Form 10-K
period 2017-12-31
ICON ECI Fund Sixteen
filed 2018-03-21
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)

Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of outstanding Class A and Class I shares of the registrant on March 16, 2018 is 17,189 and 410, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ICON ECI Fund Sixteen

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

Our managing owner is ICON MT 16, LLC, a Delaware limited liability company (the “Managing Owner”), and our investment manager is ICON Capital, LLC, a Delaware limited liability company (the “Investment Manager”). Wilmington Trust, National Association (the “Trustee”) serves as our sole trustee pursuant to our Fourth Amended and Restated Trust Agreement (the “Trust Agreement”). The Trustee delegated to our Managing Owner all of the power and authority to manage our business and affairs, including, but not limited to, our investments in or that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”). Pursuant to the terms of our investment management agreement, our Managing Owner has engaged our Investment Manager to, among other things, originate and service our investments.  Additionally, our Managing Owner has a 1% interest in our profits, losses, distributions and liquidation proceeds.

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

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to CION Investment Group, LLC (formerly, ICON Investment Group, LLC) (the “Initial Shareholder”). From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions. Pursuant to the terms of our offering, we established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of December 31, 2017, the reserve was $87,348. From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees of $347,547 to CION Securities, LLC, the dealer-manager of our offering and an affiliate of our Investment Manager (“CION Securities”). In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.

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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

Our Business

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

In the case of secured loans and other financing transactions, the principal and interest payments due under the loan are expected to provide a return of and a return on the amount we loaned to borrowers. In the case of leases where there is significant current cash flow generated during the primary term of the lease and the value of the Capital Assets at the end of the term will be minimal or was not considered a primary reason for making the investment, the rental payments due under the lease are expected to be, in the aggregate, sufficient to provide a return of and a return on the purchase price of the leased Capital Assets. In the case of investments in leased Capital Assets that decline in value at a slow rate due to the long economic life of such Capital Assets, we expect that we will generate sufficient net proceeds at the end of the investment from the sale or re-lease of such Capital Assets to provide a return of and a return on our investment. In the case of operating leases, we expect most, if not all, of the return of and the return on such investments to be realized upon the sale or re-lease of the Capital Assets.  For leveraged leases, we expect the rental income we receive to be less than the purchase price of the Capital Assets because we structured these transactions to utilize some or all of the lease rental payments to reduce the amount of non-recourse indebtedness used to acquire such assets.

We divide the life of the Fund into three distinct phases:

(1)	Offering Period: The period during which we offered and sold Shares to investors. We invested most of the net proceeds from the sale of Shares in Capital Assets.

(2)
Operating Period: After the close of the offering period, we reinvested the cash generated from our initial investments to the extent that cash was not needed for our expenses, reserves and distributions to shareholders. Our operating period ended on May 31, 2017.

(3)	Wind Down Period: Our wind down period commenced on June 1, 2017, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

At December 31, 2017 and 2016, we had total assets of $9,594,815 and $14,832,970, respectively. For the year ended December 31, 2017, we had one lessee and one borrower that accounted for 92.7% of our finance income. Our income from investment in joint ventures was primarily derived from our investment in two joint ventures. Net loss attributable to us for the year ended December 31, 2017 was $525,117. For the year ended December 31, 2016, we had one lessee and one borrower that accounted for 99.3% of our finance income. Our income from investment in joint ventures was primarily derived from our investment in five joint ventures. Net income attributable to us for the year ended December 31, 2016 was $8,182.

At December 31, 2017, our portfolio, which we hold either directly or through joint ventures, consisted of the following investments:

Geotechnical Drilling Vessels

•
A 10% ownership interest in two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), which are subject to 12-year bareboat charters with affiliates of Fugro N.V. (“Fugro”), which expire in December 2027.

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

For a discussion of the significant transactions that we engaged in during the years ended December 31, 2017 and 2016, please refer to “Item 7. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations.”

Segment Information

We engaged in one business segment, the business of investing in Capital Assets, including, but not limited to, Capital Assets that were already subject to lease, Capital Assets that we purchased and leased to domestic and international businesses, loans secured by Capital Assets and ownership rights to leased Capital Assets at lease expiration.

Competition

The commercial leasing and finance industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. When we made our investments we competed, and as we seek to liquidate our portfolio we compete, with a variety of competitors including other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may have been and/or may be in a position to offer equipment to prospective customers on financial terms that were or are more favorable than those that we could have offered or that we can currently offer in liquidating our portfolio. In addition, increased competition in the equipment financing business caused us to encounter significant challenges. Specifically, we suffered from increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities. Please refer to “Item 7. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect of such increased competition on our results of operations.

We competed primarily on the basis of pricing, terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments were often made directly rather than through competition in the open market. Nevertheless, to the extent that our competitors competed aggressively on any combination of the foregoing factors, we could fail to achieve our investment objectives.

Employees

We have no direct employees.  Our Managing Owner and our Investment Manager supervise and control our business affairs and originated and service our investments.

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

Financial Information Regarding Geographic Areas

Certain of our investments may generate revenue in geographic areas outside of the United States. For additional information, see Note 11 to our consolidated financial statements.

Item 1A. Risk Factors
Smaller reporting companies are not required to provide the information required by this item.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We neither own nor lease office space or any other real property in our business at the present time.
Item 3. Legal Proceedings
In the ordinary course of conducting our business, we may be subject to certain claims, suits, and complaints filed against us.  In our Managing Owner's opinion, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations.  We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

As of March 16, 2018
	Class A	Class I
Number of shareholders	350	6
Number of Shares	17,189	410

We, at our Managing Owner's discretion, paid monthly distributions to each of our shareholders beginning the first month after each such shareholder was admitted through December 31, 2016. During our wind down period, which commenced on June 1, 2017, we have paid and will continue to pay distributions in accordance with the terms of our Trust Agreement. We expect that distributions paid during our wind down period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of finance and other income from our investments. For the year ended December 31, 2017, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $25,854, $2,500,000 and $59,624, respectively. For the year ended December 31, 2016, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $10,669, $1,031,649 and $24,605, respectively.

Our Shares are not publicly traded and there is no established public trading market for our Shares. Given that it is unlikely that any such market will develop, our Shares are generally considered illiquid. Even if a shareholder is able to sell our Shares, the price received may be less than our estimated value (“Estimated Value”) per Share indicated below.

Our Estimated Value per Share as of December 31, 2017 (the “Valuation Date”) has been determined to be $560.57 per Class A Share and $560.57 per Class I Share. The Estimated Value per Class A Share and the Estimated Value per Class I Share are based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Class A Shares and Class I Shares outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of assets and liabilities based on our ownership percentage in such joint venture.* The information used to generate the Estimated Value per Share, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Share is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Shares in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

 The Estimated Value per Class A Share and the Estimated Value per Class I Share were calculated by our Investment Manager primarily based on the fair values provided by Duff & Phelps, LLC (“Duff & Phelps”), a third-party independent valuation and consulting firm engaged by our Investment Manager to provide material assistance related to the valuation of certain of our assets and liabilities, as further described below. The engagement of Duff & Phelps was approved by our Investment Manager. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuation.

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

* An investment or a long-term debt obligation described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2017, but rather included as part of investment in joint ventures on our consolidated balance sheet as of December 31, 2017.

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

Valuation of Notes Receivable

The estimated fair value of our notes receivable at the Valuation Date was derived by using the DCF method. Under the DCF method, discount rate reflects the risks associated with the borrower and the time value of money and was applied to the projected cash flows associated with the note receivable. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the note receivable. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain each borrower's risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 9.0% to 17.2%.

Valuation of Operating Leases

The estimated fair value of our operating leases at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments, fees and residual value assumptions for purchase at the end of the lease term. Under the DCF method, the projected cash flows were discounted at the Valuation Date using a discount rate reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 10.5% to 11.5%.

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

The discount rates used ranged from 4.0% to 5.0%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our share of items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated by our Investment Manager to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets is our share of deferred financing costs and deferred revenue, which our Investment Manager estimated as having a minimal fair value as of the Valuation Date.

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

We currently expect that our next Estimated Value per Share will be based upon our assets and liabilities as of December 31, 2018 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2018. We intend to publish an updated Estimated Value per Class A Share and per Class I Share annually in our subsequent Annual Reports on Form 10-K.

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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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

Our Investment Manager believes that the overall economic outlook for 2018 and 2019 appears moderately favorable, supported by increasing consumer spending and strong fundamentals. The recent business tax cuts could further encourage capital spending by businesses. While commodity prices have continued to grow throughout 2017, our Investment Manager is cautious about sustained increases. The Federal Reserve’s strategy with monetary policy to reach its inflation target, as well as geopolitical instability, among other things, will have an effect on the long-term economic outlook.

Recent Significant Transactions

We engaged in the following significant transactions during the years ended December 31, 2017 and 2016:

Mining Equipment

On March 4, 2014, a joint venture owned 10% by us, 60% by ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC) (“Fund Twelve”), 15% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 15% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $1,795,597. On December 7, 2016, the joint venture amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk’s breach of certain financial covenants and received an amendment fee of $150,000. On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $35,337.

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

Seismic Testing Equipment

On September 4, 2014, a joint venture owned 52% by us, 33.5% by Fund Fourteen and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years. During 2016, due to damage to certain of the assets on lease, we received $48,076 based on the stipulated loss values of such assets pursuant to the lease agreement. As a result, future minimum rents receivable and residual values were reduced and we recognized additional finance income of $4,760 during 2016. On February 15, 2017, we purchased all of ECI Partners’ limited liability company interests in the joint venture for a purchase price of $501,794. As a result, the joint venture is owned 66.5% by us and 33.5% by Fund Fourteen.

Upon lease expiration, Geokinetics was obligated to purchase all of the seismic testing equipment from the joint venture at an agreed-upon purchase price. The lease expired on August 31, 2017 without Geokinetics satisfying its purchase obligations under the lease. On September 21, 2017, the joint venture entered into a forbearance agreement with Geokinetics pursuant to which Geokinetics was obligated to (i) satisfy in full its remaining lease and purchase obligations of $1,546,790; and (ii) pay a penalty and forbearance fee totaling $137,340, all in nine installments, with the final installment paid on November 15, 2017. All payments were made by Geokinetics in accordance with the forbearance agreement and title to the equipment was transferred to Geokinetics accordingly. The penalty and forbearance fee was recognized as additional finance income.

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

Geotechnical Drilling Vessels

On December 23, 2015, a joint venture owned 10% by us, 75% by Fund Fifteen and 15% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase the Fugro Vessels from affiliates of Fugro for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) a seller's credit of $11,250,000. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and a seller's credit of $11,250,000. The senior secured loans bore interest at the London Interbank Offered Rate (“LIBOR”) plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Our contribution to the joint venture totaling $2,377,250 was made in December 2015.

As a result of Fugro obtaining additional third-party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. Also, effective December 31, 2016, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

As part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our investment in this joint venture. As a result of such assessment, our Investment Manager believed that the loss in value of this investment was other than a temporary decline and as a result, determined to record an impairment loss of $595,000 on our investment in joint venture related to Fugro during the year ended December 31, 2017.

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

On December 30, 2016, we, Fund Fourteen and Fund Fifteen entered into a secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $2,600,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 11.0% per year, and is for a period of four years maturing on December 30, 2020. The loan is secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. On December 8, 2017, we, Fund Fourteen and Fund Fifteen amended the secured term loan agreement with LSC to, among other things, add, revise and/or waive LSC's breach of certain financial covenants during the three months ended December 31, 2017 and to amend certain other terms. In connection with the amendment, we received our proportionate share of an amendment fee of $6,435.

The following table includes additional information on the significant transactions that we engaged in from the Initial Closing Date through December 31, 2017:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration/ Maturity Date	Collateral/Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Lubricating Specialties Company	Loan	$2,418,000	LIBOR, subject to 1% floor, plus 11%	12/30/2020	Second priority in accounts receivable and inventory and first priority in all other assets	$2,421,407 (2)	None	Performing
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Loan	$580,160	8%	12/21/2020	First priority in and earnings from a motor cargo vessel	$546,164 (2)	None	Performing
Fugro N.V.(1)	Lease	$2,377,250	N/A	12/24/2027	Ownership of geotechnical drilling vessels	$2,131,112 (3)	None	Impaired (5)
Geokinetics, Inc.	Lease	$6,192,645	N/A	8/31/2017	Ownership of seismic testing equipment	$978 (4)	None	Expired (6)
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$3,979 (4)	None	Prepaid (7)
Murray Energy Corporation(1)	Lease	$2,659,195	N/A	10/29/2015	Ownership of mining equipment	—	None	Expired
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	—	None	Prepaid (8)
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	—	None	Sold (9)
Challenge Mfg. Company, LLC (1)	Lease	$3,009,587	N/A	1/9/2021	Ownership of stamping presses and support equipment	—	None	Sold (9)
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	—	None	Prepaid (10)

(1) Our investment in this portfolio company is or was through a joint venture and is or was included in our consolidated balance sheets as investment in joint ventures.
(2) Net carrying value of our investment in notes receivable is the sum of the remaining principal outstanding and the unamortized initial direct costs, less deferred fees.
(3) Net carrying value of our investment in joint ventures is calculated as follows: investment at cost plus/less our share of the cumulative net income/loss of the joint venture and less distributions received since the date of our initial investment and less impairment loss recorded on our investment in the joint venture.

(4) Represents our proportionate share of the remaining cash balance less any liabilities owned by the joint venture.
(5) See “Recent Significant Transactions” above for information on the impairment loss recorded during the year ended December 31, 2017.
(6) See “Recent Significant Transactions” above for additional information related to the expired lease with Geokinetics.
(7) See “Recent Significant Transactions” above for additional information related to the prepayment of the lease by Blackhawk.
(8) See “Recent Significant Transactions” above for additional information related to the prepayment of the lease by D&T.
(9) See “Recent Significant Transactions” above for additional information related to the sale of interests in the joint ventures that owned the equipment subject to the lease.
(10) See “Recent Significant Transactions” above for additional information related to the prepayment of the secured term loan by Premier Trailer.

Recent Accounting Pronouncements

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

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2014-09 on our consolidated financial statements. Since a substantial portion of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2016-01 on our consolidated financial statements. Although certain disclosures related to methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost are no longer required, the adoption of ASU 2016-01 will not have a material effect on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our preliminary assessment, all of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. In addition, since we are in our wind down period and not expecting to enter into any new leases in the future and it is expected that we will apply the practical expedients as provided by the guidance, the adoption of ASU 2016-02 may not have a material effect on our consolidated financial statements. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We have completed our evaluation of the impact of ASU 2016-15 on our consolidated financial statements. As a result, the adoption of ASU 2016-15 will not have a material effect on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. As a result of the adoption of ASU 2016-18, beginning January 1, 2018, we will include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our consolidated statements of cash flows.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We have completed our evaluation of the impact of ASU 2017-01 on our consolidated financial statements. As a result, the adoption of ASU 2017-01 will not have a material effect on our consolidated financial statements.

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

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Investment Manager is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Investment Manager does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Investment Manager then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third-party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

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

Results of Operations for the Years Ended December 31, 2017 (“2017”) and 2016 (“2016”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	December 31,
	2017		2016
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$2,421,407	82%	$2,418,267	37%
Vessel - motor cargo	546,164	18%	581,069	9%
Seismic testing equipment	—	—	3,463,004	54%
	$2,967,571	100%	$6,462,340	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable and our net investment in finance lease as of each reporting date.

During 2017 and 2016, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2017	2016
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	50%	1%
Geokinetics, Inc.	Seismic testing equipment	42%	85%
Premier Trailer Leasing, Inc.	Trailers	—	14%
		92%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue and other income for 2017 and 2016 is summarized as follows:

	Years Ended December 31,
	2017	2016	Change
Finance income	$727,698	$620,224	$107,474
Income from investment in joint ventures	353,010	862,801	(509,791)
Gain on sale of investment in joint ventures	—	19,566	(19,566)
Other income	22,366	6,581	15,785
Total revenue and other income	$1,103,074	$1,509,172	$(406,098)

 Total revenue and other income for 2017 decreased $406,098, or 26.9%, as compared to 2016. The decrease was primarily due to a decrease in income from investment in joint ventures primarily as a result of (i) the prepayment by D&T and the sale of our interests in two joint ventures that leased equipment to Challenge, each during 2016, and (ii) less favorable movements in our interest rate swaps during 2017 as compared to 2016. In addition, we recognized a gain on sale of investment in joint ventures during 2016 as a result of the sale of our interests in two joint ventures that leased equipment to Challenge, with no such sales occurring during 2017. The decrease in total revenue and other income was partially offset by an increase in finance income due to new secured term loans that we entered into in December 2016, partially offset by finance income no longer being recognized due to the expiration of our lease with Geokinetics and the prepayment of the secured term loan by Premier Trailer. The increase in other income was primarily due to the reversal of a fee related to our revolving line of credit, which expired in May 2017.

Expenses for 2017 and 2016 are summarized as follows:

	Years Ended December 31,
	2017	2016	Change
Management fees	$58,793	$198,086	$(139,293)
Administrative expense reimbursements	523,972	492,784	31,188
General and administrative	336,073	527,744	(191,671)
Interest	8,828	31,650	(22,822)
Impairment loss	595,000	—	595,000
Total expenses	$1,522,666	$1,250,264	$272,402

Total expenses for 2017 increased $272,402, or 21.8%, as compared to 2016. The increase was primarily due to the impairment loss recorded during 2017 on our investment in joint venture related to Fugro. The increase was partially offset by decreases in (i) general and administrative expenses due to lower audit, legal and bank fees incurred during 2017 and (ii) management fees primarily due to prepayments by Premier Trailer and D&T during 2016 and our Investment Manager reducing its management fee by 50%, effective July 1, 2016. Subsequently, our Investment Manager waived all future management fees, effective December 1, 2017.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $145,201, from $250,726 in 2016 to $105,525 in 2017. The decrease was a result of a decrease in net income generated by our finance lease related to Geokinetics, which expired during 2017.

Net (Loss) Income Attributable to Fund Sixteen

As a result of the foregoing factors, net (loss) income attributable to us for 2017 and 2016 was $(525,117) and $8,182, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for 2017 was $29.55 and $29.24, respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for 2016 was $0.44 and $1.24, respectively.

Financial Condition

This section discusses the major balance sheet variances at December 31, 2017 compared to December 31, 2016.

Total Assets

Total assets decreased $5,238,155, from $14,832,970 at December 31, 2016 to $9,594,815 at December 31, 2017.The decrease was primarily due to cash generated by and returned from our investments being partially used to (i) acquire ECI Partners' noncontrolling interests in the joint venture related to Geokinetics, (ii) pay distributions to our noncontrolling interests and shareholders and (iii) repay certain of our previously accrued liabilities and operating expenses, each during 2017. In addition, we recorded an impairment loss on our investment in joint venture related to Fugro during 2017.

Total Liabilities

Total liabilities decreased $582,555, from $735,703 at December 31, 2016 to $153,148 at December 31, 2017. The decrease was primarily due to the reversal of the sales commission trail and distribution fee payables previously accrued during our offering period. We are no longer required to pay such fees and commissions upon commencement of our wind down period pursuant to our Trust Agreement. The decrease was also due to the payment of certain of our previously accrued liabilities during 2017.

Equity

Equity decreased $4,655,600, from $14,097,267 at December 31, 2016 to $9,441,667 at December 31, 2017. The decrease was primarily due to (i) our net loss, (ii) distributions to our noncontrolling interests and shareholders and (iii) the acquisition of ECI Partners' noncontrolling interests in the joint venture related to Geokinetics, all during 2017. The decrease was partially offset by the reversal of the sales commission trail and distribution fee payables previously accrued during our offering period, which we are no longer required to pay upon commencement of our wind down period.

Liquidity and Capital Resources

Summary

At December 31, 2017 and 2016, we had cash of $4,436,615 and $4,925,909, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of December 31, 2017, the cash reserve was $87,348. During our operating period, which commenced on January 1, 2015, our main source of cash was typically from operating activities and our main use of cash was in investing and financing activities. Our operating period ended on May 31, 2017 and our wind down period commenced on June 1, 2017. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our shareholders and noncontrolling interests and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

Our equipment financing business encountered significant challenges over the past several years. Specifically, we suffered from (i) a lack of significant capital raised in order to execute on our investment objectives; and (ii) increasing competition over the last few years from larger alternative lenders that had not historically competed with us for investment opportunities. These challenges, along with the increasing costs associated with managing a public equipment fund, made it increasingly difficult for us to operate in the same manner that we operated under since inception. Accordingly, our Investment Manager commenced our wind down period on June 1, 2017, during which we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

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

Cash Flows

The following table sets forth summary cash flow data:

	Years Ended December 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(232,770)	$(19,204)
Investing activities	3,809,307	7,533,233
Financing activities	(4,065,831)	(4,260,988)
Net (decrease) increase in cash	$(489,294)	$3,253,041

Note: See the Consolidated Statements of Cash Flows included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Operating Activities

Cash used in operating activities increased $213,566, from $19,204 in 2016 to $232,770 in 2017. The increase was primarily due to (i) a decrease in cash receipts due to lower operating income as we continued to sell our assets and/or let our investments mature during our wind down period and (ii) the timing of the payment of certain liabilities and the collection of certain receivables.

Investing Activities

Cash provided by investing activities decreased $3,723,926, from $7,533,233 in 2016 to $3,809,307 in 2017. The decrease was primarily due to (i) proceeds received from the sale of our investment in joint ventures during 2016 with no comparable proceeds received during 2017, (ii) higher principal received on notes receivable in 2016 due to the prepayment by Premier Trailer and (iii) the acquisition of ECI Partners' noncontrolling interests in the joint venture related to Geokinetics during 2017. The decrease was partially offset by no new investments made in 2017 as compared to 2016.

Financing Activities

Cash used in financing activities decreased $195,157, from $4,260,988 in 2016 to $4,065,831 in 2017. The decrease was primarily due to the repayment of $1,500,000 on our revolving line of credit during 2016, partially offset by an increase in total distributions paid to our shareholders and noncontrolling interests during 2017 as compared to 2016.

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

Distributions

We paid monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission through December 31, 2016. We expect that distributions paid during our wind down period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of finance and other income from our investments. During 2017, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $25,854, $2,500,000 and $59,624, respectively. During 2016, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $10,669, $1,031,649 and $24,605, respectively. We also paid distributions to our noncontrolling interests of $1,403,563 and $1,591,417 in 2017 and 2016, respectively.

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

Off-Balance Sheet Transactions

None.

Inflation and Interest Rates

The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have rent escalation clauses tied to inflation in our leases and one of our two notes receivable is subject to LIBOR fluctuations with a LIBOR floor of 1%. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease termination (and thus the overall cash flow from our leases) may increase with inflation as the cost of similar new and used equipment increases.

If interest rates increase or decrease significantly, our leases and notes receivable already in place would generally not be negatively affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To The Shareholders of ICON ECI Fund Sixteen

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ICON ECI Fund Sixteen and subsidiaries (the “Fund”) as of December 31, 2017, the related consolidated statements of operations, changes in equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Fund's auditor since 2017.

New York, New York
March 20, 2018

Report of Independent Registered Public Accounting Firm

The Shareholders
ICON ECI Fund Sixteen

We have audited the accompanying consolidated balance sheet of ICON ECI Fund Sixteen (the “Fund”) as of December 31, 2016, and the related consolidated statements of operations, changes in equity and cash flows for the period ended December 31, 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICON ECI Fund Sixteen at December 31, 2016, and the consolidated results of its operations and its cash flows for the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
March 28, 2017

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	December 31,
	2017	2016

Assets
Cash	$4,436,615	$4,925,909
Net investment in notes receivable	2,967,571	2,999,336
Net investment in finance lease	—	3,463,004
Investment in joint ventures	2,135,091	3,341,725
Other assets	55,538	102,996
Total assets	$9,594,815	$14,832,970
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates, net	$64,397	$169,137
Accrued expenses and other liabilities	88,751	566,566
Total liabilities	153,148	735,703

Commitments and contingencies (Note 12)

Equity:
Shareholders' capital
Class A	9,216,243	12,004,381
Class I	224,505	288,747
Total shareholders' capital	9,440,748	12,293,128
Noncontrolling interests	919	1,804,139
Total equity	9,441,667	14,097,267
Total liabilities and equity	$9,594,815	$14,832,970

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016
Revenue and other income:
Finance income	$727,698	$620,224
Income from investment in joint ventures	353,010	862,801
Gain on sale of investment in joint ventures	—	19,566
Other income	22,366	6,581
Total revenue and other income	1,103,074	1,509,172

Expenses:
Management fees	58,793	198,086
Administrative expense reimbursements	523,972	492,784
General and administrative	336,073	527,744
Interest	8,828	31,650
Impairment loss	595,000	—
Total expenses	1,522,666	1,250,264
Net (loss) income	(419,592)	258,908
Less: net income attributable to noncontrolling interests	105,525	250,726
Net (loss) income attributable to Fund Sixteen	$(525,117)	$8,182

Net (loss) income attributable to Fund Sixteen allocable to:
Additional Class A shareholders and Class I shareholders	$(519,866)	$8,100
Managing Owner	(5,251)	82
	$(525,117)	$8,182

Additional Class A shares:
Net (loss) income attributable to Fund Sixteen allocable to additional Class A shareholders	$(507,878)	$7,593
Weighted average number of additional Class A shares outstanding	17,189	17,189
Net (loss) income attributable to Fund Sixteen per weighted average additional Class A share	$(29.55)	$0.44

Class I shares:
Net (loss) income attributable to Fund Sixteen allocable to Class I shareholders	$(11,988)	$507
Weighted average number of Class I shares outstanding	410	410
Net (loss) income attributable to Fund Sixteen per weighted average Class I share	$(29.24)	$1.24

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2015	0.001	$(24,036)	17,189	$13,063,060	17,189	$13,039,024	410	$312,845	$3,144,830	17,599	$16,496,699
Net income	—	82	—	7,593	—	7,675	—	507	250,726	—	258,908
Distributions	—	(10,669)	—	(1,031,649)	—	(1,042,318)	—	(24,605)	(1,591,417)	—	(2,658,340)
Balance, December 31, 2016	0.001	(34,623)	17,189	12,039,004	17,189	12,004,381	410	288,747	1,804,139	17,599	14,097,267
Net (loss) income	—	(5,251)	—	(507,878)	—	(513,129)	—	(11,988)	105,525	—	(419,592)
Reversal of sales and offering expenses	—	—	—	247,535	—	247,535	—	7,292	—	—	254,827
Distributions	—	(25,854)	—	(2,500,000)	—	(2,525,854)	—	(59,624)	(1,403,563)	—	(3,989,041)
Purchase of interests from noncontrolling interests	—	34	—	3,276	—	3,310	—	78	(505,182)	—	(501,794)
Balance, December 31, 2017	0.001	$(65,694)	17,189	$9,281,937	17,189	$9,216,243	410	$224,505	$919	17,599	$9,441,667

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(419,592)	$258,908
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Finance income	(30,010)	196,037
Income from investment in joint ventures	(353,010)	(860,966)
Gain on sale of investment in joint ventures	—	(19,566)
Impairment loss	595,000	—
Interest expense from amortization of debt financing costs	3,603	8,792
Interest expense, other	5,225	13,476
Changes in operating assets and liabilities:
Other assets	43,855	(11,626)
Due to Investment Manager and affiliates, net	(103,722)	(381,849)
Accrued expenses and other liabilities	(152,407)	81,234
Distributions from joint ventures	178,288	696,356
Net cash used in operating activities	(232,770)	(19,204)
Cash flows from investing activities:
Principal received on finance lease	3,441,265	3,024,793
Principal received on notes receivable	83,514	2,500,000
Investment in joint ventures	(4,018)	—
Investment in notes receivable	—	(2,998,960)
Purchase of interests from noncontrolling interests	(501,794)	—
Distributions received from joint ventures in excess of profits	790,340	1,219,027
Proceeds from sale of investment in joint ventures	—	3,788,373
Net cash provided by investing activities	3,809,307	7,533,233
Cash flows from financing activities:
Sales and offering expenses paid	(76,790)	(102,648)
Distributions to noncontrolling interests	(1,403,563)	(1,591,417)
Distributions to shareholders	(2,585,478)	(1,066,923)
Repayment of revolving line of credit, recourse	—	(1,500,000)
Net cash used in financing activities	(4,065,831)	(4,260,988)
Net (decrease) increase in cash	(489,294)	3,253,041
Cash, beginning of year	4,925,909	1,672,868
Cash, end of year	$4,436,615	$4,925,909

Supplemental disclosure of non-cash investing and financing activities:
Additional paid in capital from purchase of interests from noncontrolling interests	$3,388	$—
Reversal of sales and offering expenses	$254,827	$—

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

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

We report noncontrolling interests as a separate component of consolidated equity and net income attributable to the noncontrolling interests is included in consolidated net income. The attribution of net income between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of operations.

Net (loss) income attributable to us per weighted average additional Class A share and Class I share outstanding is based upon the weighted average number of additional Class A shares and Class I shares outstanding during the year.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Our cash and cash equivalents are held at one financial institution and at times may exceed insured limits.  We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

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
December 31, 2017

Upfront Sales Commissions and Sales Commission Trail

We paid upfront sales commissions on Class A shares sold in the offering of up to 5.0% of gross offering proceeds from the sale of such Class A shares. We also paid an annual sales commission trail of 0.75% of offering proceeds from the sale of our Class A shares (net of dealer-manager fees and upfront sales commissions), which was paid quarterly commencing on the 13th month following acceptance of the subscription for such Class A shares. We were obligated to pay the sales commission trail with respect to Class A shares until the earlier to occur of: (i) total sales commissions and dealer-manager fees paid with respect to the Class A shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering, (ii) such shares are repurchased or transferred or (iii) our entry into our wind down period. The upfront sales commissions and the sales commission trail were charged directly to shareholders’ equity upon acceptance of the subscription. As the sales commission trail was expected to be paid over a period of approximately four years, we recorded the sales commission trail at its then present value upon acceptance of the subscription with a corresponding commission payable included in accrued expenses and other liabilities on our consolidated balance sheets. Interest expense accreted with respect to the commission payable was allocated only to Class A shares. We commenced our wind down period on June 1, 2017, at which time we were no longer obligated to pay the sales commission trail and the remaining accrued commission payable was reversed against equity.

Net (Loss) Income Per Share

Our capital structure consists of only common shares outstanding. As a result, net (loss) income per share, as presented, represents both basic and fully diluted for the period presented in the consolidated financial statements. We calculate net (loss) income per share using the two-class method to reflect the different classes of our Shares. Net (loss) income per additional Class A share and Class I share is calculated by dividing the net (loss) income attributable to additional Class A shareholders and Class I shareholders by the respective weighted-average number of shares issued and outstanding during the presented periods. The net (loss) income allocation for the Class I shares excludes interest expense of $5,225 and $13,476 related to the sales commission trail during 2017 and 2016, respectively, which was only applicable to the Class A shareholders.

Distribution Fee

We paid an annual distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering. We were obligated to pay the distribution fee with respect to Class I shares until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee was paid monthly. As we estimated the distribution fee was to be paid over a period of approximately seven years before we commenced our wind down period, we recorded the distribution fee upon acceptance of the subscription with a corresponding distribution fee payable included in accrued expenses and other liabilities on our consolidated balance sheets. We commenced our wind down period on June 1, 2017, at which time we are no longer obligated to pay the distribution fee and the remaining distribution fee payable previously accrued was reversed against equity.

Debt Financing Costs

Debt financing costs associated with a line of credit arrangement were capitalized and included as other assets. Such costs were amortized to interest expense over the term of the debt instrument using the effective interest rate method.

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
December 31, 2017

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
December 31, 2017

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

Initial Direct Costs

We capitalize initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Investment Manager of up to 2.5% of the purchase price of the investment made in Capital Assets by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Assets over the amount of the investment, if any. The costs of each transaction are amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that were not consummated are expensed in our consolidated statements of operations.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual shareholders rather than our business as a whole. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. We use the asset and liability method of accounting for the UBT. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

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

Other Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. This new revenue standard may be applied retrospectively to each prior period presented, or retrospectively with the cumulative effect recognized as of the date of adoption. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers implementation of ASU 2014-09 by one year. Under such deferral, the adoption of ASU 2014-09 becomes effective for us on January 1, 2018, including

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2014-09 on our consolidated financial statements. Since a substantial portion of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 will not have a material effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The adoption of ASU 2016-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. We have completed our evaluation of the impact of ASU 2016-01 on our consolidated financial statements. Although certain disclosures related to methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost are no longer required, the adoption of ASU 2016-01 will not have a material effect on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. Based on our preliminary assessment, all of our leases are subject to lessor accounting and the accounting applied by a lessor is largely unchanged from that applied under current U.S. GAAP. In addition, since we are in our wind down period and not expecting to enter into any new leases in the future and it is expected that we will apply the practical expedients as provided by the guidance, the adoption of ASU 2016-02 may not have a material effect on our consolidated financial statements. We continue to evaluate the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. We have completed our evaluation of the impact of ASU 2016-15 on our consolidated financial statements. As a result, the adoption of ASU 2016-15 will not have a material effect on our consolidated financial statements.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The adoption of ASU 2016-18 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-18 using a retrospective transition method to each period presented. As a result of the adoption of ASU 2016-18, beginning January 1, 2018, we will include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our consolidated statements of cash flows.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum,

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. The adoption of ASU 2017-01 becomes effective for us on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted for transactions that occur before the issuance date or effective date of ASU 2017-01 to the extent that such transactions have not been reported in financial statements that have been issued or made available for issuance. We have completed our evaluation of the impact of ASU 2017-01 on our consolidated financial statements. As a result, the adoption of ASU 2017-01 will not have a material effect on our consolidated financial statements.

(3)   Net Investment in Notes Receivable

As of December 31, 2017 and 2016, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	December 31,
	2017	2016
Principal outstanding	$3,114,921	$3,192,000
Deferred fees	(147,350)	(192,664)
Net investment in notes receivable	$2,967,571	$2,999,336

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

On December 30, 2016, we, Fund Fourteen and Fund Fifteen entered into a secured term loan agreement with Lubricating Specialties Company (“LSC”) to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $2,600,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 11.0% per year, and is for a period of four years maturing on December 30, 2020. The loan is secured by a second priority security interest in LSC's accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. On December 8, 2017, we, Fund Fourteen and Fund Fifteen amended the secured term loan agreement with LSC to, among other things, add, revise and/or waive LSC's breach of certain financial covenants during the three months ended December 31, 2017 and to amend certain other terms. In connection with the amendment, we received our proportionate share of an amendment fee of $6,435.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

(4)   Net Investment in Finance Lease

As of December 31, 2017 and 2016, we had no net investment in finance lease on non-accrual status and no net investment in finance lease that was past due 90 days or more and still accruing.

Net investment in finance lease consisted of the following:

	December 31,
	2017	2016
Minimum rents receivable	$—	$3,632,897
Initial direct costs	—	22,114
Unearned income	—	(192,007)
Net investment in finance lease	$—	$3,463,004

On September 4, 2014, a joint venture owned 52% by us, 33.5% by Fund Fourteen and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Investment Manager, purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years. During the year ended December 31, 2016, due to damage to certain of the assets on lease, we received $48,076 based on the stipulated loss values of such assets pursuant to the lease agreement. As a result, future minimum rents receivable and residual values were reduced and we recognized additional finance income of $4,760 during the year ended December 31, 2016. On February 15, 2017, we purchased all of ECI Partners’ limited liability company interests in the joint venture for a purchase price of $501,794. As a result, the joint venture is owned 66.5% by us and 33.5% by Fund Fourteen.

Upon lease expiration, Geokinetics was obligated to purchase all of the seismic testing equipment from the joint venture at an agreed-upon purchase price. The lease expired on August 31, 2017 without Geokinetics satisfying its purchase obligations under the lease. On September 21, 2017, the joint venture entered into a forbearance agreement with Geokinetics pursuant to which Geokinetics was obligated to (i) satisfy in full its remaining lease and purchase obligations of $1,546,790; and (ii) pay a penalty and forbearance fee totaling $137,340, all in nine installments, with the final installment paid on November 15, 2017. All payments were made by Geokinetics in accordance with the forbearance agreement and title to the equipment was transferred to Geokinetics accordingly. The penalty and forbearance fee was recognized as additional finance income.

(5)   Investment in Joint Ventures

 On March 4, 2014, a joint venture owned 10% by us, 60% by Fund Twelve, 15% by Fund Fourteen and 15% by Fund Fifteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $1,795,597. On December 7, 2016, the joint venture amended the lease with Blackhawk to, among other things, add, revise and/or waive Blackhawk’s breach of certain financial covenants and received an amendment fee of $150,000. On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $35,337.

Information as to the results of operations of this joint venture is summarized as follows:

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

	Years Ended December 31,
	2017	2016
Revenue	$1,161,698	$1,904,372
Net income	$985,304	$1,431,731
Our share of net income	$99,949	$145,131

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

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2017	2016
Revenue	$—	$1,491,704
Net income	$—	$1,420,911
Our share of net income	$—	$183,304

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

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2017	2016
Revenue	$—	$463,524
Net income	$—	$482,159
Our share of net income	$—	$48,216

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

Information as to the results of operations of this joint venture is summarized as follows:

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

	Years Ended December 31,
	2017	2016
Revenue	$—	$599,122
Net income	$—	$598,822
Our share of net income	$—	$149,705

On December 23, 2015, a joint venture owned 10% by us, 75% by Fund Fifteen and 15% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. On December 24, 2015, the Fugro Scout was acquired for (i) $8,250,000 in cash, (ii) $45,500,000 of financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”) and (iii) a seller's credit of $11,250,000. On January 8, 2016, the Fugro Voyager was also acquired for $8,250,000 in cash, $45,500,000 of financing through a senior secured loan from ABN AMRO, Rabobank and NIBC and a seller's credit of $11,250,000. The senior secured loans bore interest at LIBOR plus 2.95% per year and mature on December 31, 2020. On February 8, 2016, the two indirect subsidiaries entered into interest rate swap agreements to effectively fix the interest rate of the senior secured loans from a variable rate of LIBOR plus 2.95% per year to a fixed rate of 4.117% per year. Our contribution to the joint venture totaling $2,377,250 was made in December 2015.

As a result of Fugro obtaining additional third-party financing, effective December 31, 2016, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters to, among other things, increase the daily charter rate and provide for additional security deposits. Also, effective December 31, 2016, the indirect subsidiaries amended the facility agreement with ABN AMRO, Rabobank and NIBC to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

As part of our Investment Manager’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our investment in this joint venture. As a result of such assessment, our Investment Manager believed that the loss in value of this investment was other than a temporary decline and as a result, determined to record an impairment loss of $595,000 on our investment in joint venture related to Fugro during the year ended December 31, 2017.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2017	2016
Revenue	$13,994,174	$13,050,830
Net income	$2,561,757	$3,368,433
Our share of net income	$256,176	$336,843

(6)   Revolving Line of Credit, Recourse

We had an agreement with California Bank & Trust ("CB&T") for a revolving line of credit through May 30, 2017 of up to $5,000,000 (the “Facility”), which was secured by all of our assets not subject to a first priority lien. Amounts available under the Facility were subject to a borrowing base that was determined, subject to certain limitations, by the present value of the future receivables under certain loans and lease agreements in which we had a beneficial interest.

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
December 31, 2017

to pay an annualized 0.5% fee on unused commitments under the Facility. The Facility expired in accordance with its terms on May 30, 2017. There were no obligations outstanding under the Facility on the expiration date.

As of December 31, 2016, we had capitalized net debt financing costs of $3,603, which were included in other assets on our consolidated balance sheets. The debt financing costs were fully amortized upon expiration of the Facility on May 30, 2017. For the years ended December 31, 2017 and 2016, we recognized interest expense of $3,603 and $8,792, respectively, related to the amortization of debt financing costs.

(7)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CION Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid CION Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We were obligated to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. We commenced our wind down period on June 1, 2017. As a result, we are no longer obligated to pay distribution fees to CION Securities as of such date. No dealer-manager or distribution fees were paid on any Shares sold pursuant to the DRIP. During the years ended December 31, 2017 and 2016, we paid previously accrued distribution fees of $1,018 and $2,035, respectively.

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

 We paid our Investment Manager (i) a management fee of up to 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees of up to 2.50% of the total purchase price (including indebtedness incurred or assumed therewith) of, or the value of the Capital Assets secured by or subject to, each of our investments. Effective July 1, 2016, our Investment Manager reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments). Subsequently, our Investment Manager waived all future management fees, effective December 1, 2017.

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

We paid distributions to our Managing Owner of $25,854 and $10,669 for the years ended December 31, 2017 and 2016, respectively. Additionally, our Managing Owner’s interest in the net (loss) income attributable to us was $(5,251) and $82 for the years ended December 31, 2017 and 2016, respectively.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$58,793	$198,086
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	523,972	492,784
			$582,765	$690,870
(1) Amount charged directly to operations.

At December 31, 2017, we had a net payable of $64,397 due to our Investment Manager and affiliates that primarily consisted of administrative expenses reimbursements of $65,906. At December 31, 2016, we had a net payable of $169,137 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $170,138.

In June 2016, we sold our interests in certain of our joint ventures to unaffiliated third parties. In connection with the sales, the third parties required that an affiliate of our Investment Manager provide bookkeeping and administrative services related to such assets for a fee.

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

Assets for which Fair Value is Disclosed

Our fixed-rate note receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of our other assets and liabilities is not separately provided since (i) U.S. GAAP does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets and liabilities, other than lease-related investments, approximates fair value due to their short-term maturities and/or variable interest rates.

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables. The fair value of the principal outstanding on our fixed-rate note receivable was derived using discount rates ranging between 9.0% and 11.0% as of December 31, 2017.

	December 31, 2017
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate note receivable	$553,922	$543,010

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

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

At times, our cash may exceed insured limits. We have placed these funds in a high-quality institution in order to minimize the risk of loss relating to exceeding insured limits.

For the year ended December 31, 2017, we had one lessee and one borrower that accounted for 92.7% of our finance income. Our income from investment in joint ventures was primarily derived from our investment in two joint ventures.

For the year ended December 31, 2016, we had one lessee and one borrower that accounted for 99.3% of our finance income. Our income from investment in joint ventures was primarily derived from our investment in five joint ventures.

As of December 31, 2017, we had two borrowers that accounted for 30.9% of total assets.  Additionally, we had one lessee through our joint venture investments that accounted for 22.2% of total assets.

As of December 31, 2016, we had one lessee and one borrower that accounted for 39.6% of total assets.  Additionally, we had one lessee through our joint venture investments that accounted for 17.2% of total assets.

(10) Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual shareholders rather than our business as a whole. We are potentially subject to UBT, which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. We use the asset and liability method of accounting for the UBT. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Deferred tax assets are comprised of the following:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$44,490	$36,715
Valuation allowance	(44,490)	(36,715)
Total net deferred tax assets	$—	$—

As of December 31, 2017, the net operating losses from UBT are permitted to carry forward for 20 years and are due to expire at various dates, but no later than 2037.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

(11)  Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2017
	North America	Vessels (a)	Total
Revenue and other income:
Finance income	$674,542	$53,156	$727,698
Income from investment in joint ventures	$96,834	$256,176	$353,010

	At December 31, 2017
	North America	Vessels (a)	Total
Long-lived assets:
Net investment in notes receivable	$2,421,407	$546,164	$2,967,571
Investment in joint ventures	$3,979	$2,131,112	$2,135,091
 (a) Vessels are generally free to trade worldwide.

	Year Ended December 31, 2016
	North America	Vessels (a)	Total
Revenue and other income:
Finance income	$617,737	$2,487	$620,224
Income from investment in joint ventures	$525,957	$336,844	$862,801

	At December 31, 2016
	North America	Vessels (a)	Total
Long-lived assets:
Net investment in notes receivable	$2,418,267	$581,069	$2,999,336
Net investment in finance lease	$3,463,004	$—	$3,463,004
Investment in joint ventures	$793,789	$2,547,936	$3,341,725
 (a) Vessels are generally free to trade worldwide.

(12) Commitments and Contingencies

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

(13) Income Tax Reconciliation (unaudited)

At December 31, 2017 and 2016, shareholders’ capital included in the consolidated financial statements totaled $9,440,748 and $12,293,128, respectively. Shareholders’ capital for federal income tax purposes at December 31, 2017 and 2016 totaled $10,360,636 and $13,005,669, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in shareholders' capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in taxable loss from joint ventures primarily related to differences in depreciation and amortization, nondeductible impairment loss and taxable income attributable to noncontrolling interests between financial reporting purposes and federal income tax reporting purposes.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2017

The following table reconciles net (loss) income attributable to us for financial statement reporting purposes to net loss attributable to us for federal income tax purposes for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Net (loss) income attributable to Fund Sixteen per financial statements	$(525,117)	$8,182
Taxable loss from joint ventures	(510,047)	(902,345)
Impairment loss	595,000	—
Taxable income attributable to noncontrolling interests	105,525	250,726
Other	20,493	241,244
Net loss attributable to Fund Sixteen for federal income tax purposes	$(314,146)	$(402,193)

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2017, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Our Managing Owner assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Owner believes that, as of December 31, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Owner’s internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Title
Michael A. Reisner	47	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	47	Managing Director and Principal Financial and Accounting Officer

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

In addition to the primary services related to our disposing of investments, our Investment Manager provides services relating to the day-to-day management of our investments. These services include collecting payments due from lessees, borrowers, and other counterparties; remarketing Capital Assets that are off-lease; inspecting Capital Assets; serving as a liaison with lessees, borrowers, and other counterparties; supervising equipment maintenance; and monitoring performance by lessees, borrowers, and other counterparties of their obligations, including payment of contractual payments and all operating expenses.

Name	Age	Title
Michael A. Reisner	47	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Mark Gatto	45	Co-Chairman, Co-Chief Executive Officer, Co-President and Director
Christine H. Yap	47	Managing Director and Principal Financial and Accounting Officer

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

Item 11. Executive Compensation

We have no directors or officers. Our Investment Manager and affiliates were paid or we accrued the following compensation and reimbursement for costs and expenses:

			Years Ended December 31,
Entity	Capacity	Description	2017	2016
ICON Capital, LLC	Investment Manager	Management fees (1)	$58,793	$198,086
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	523,972	492,784
			$582,765	$690,870

(1) Amount charged directly to operations.

Our Managing Owner has a 1% interest in our profits, losses, distributions and liquidation proceeds. We paid distributions to our Managing Owner of $25,854 and $10,669 for the years ended December 31, 2017 and 2016, respectively. Additionally, our Managing Owner's interest in the net (loss) income attributable to us was $(5,251) and $82 for the years ended December 31, 2017 and 2016, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the Managing Owner and Related Security Holder Matters

(a)   We do not have any securities authorized for issuance under any equity compensation plan. The following table sets forth, as of March 16, 2018, the beneficial ownership of each person who is known by us to beneficially own 5% or more of the outstanding Shares.

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

(2) Based on a total of 17,599 Shares, consisting of 17,189 Class A and 410 Class I shares, issued and outstanding on March 16, 2018. Class A shares and Class I shares have identical rights and privileges, such as identical voting and distribution rights.

(b)   As of March 16, 2018, no directors or officers of our Managing Owner own any of our equity securities.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2017 and 2016, our auditors provided audit services relating to our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work.

Ernst & Young LLP (“EY”) was our independent registered public accounting firm for 2016 and a portion of 2017. On June 30, 2017, we dismissed EY as our independent registered public accounting firm. On July 6, 2017, we engaged RSM US LLP (“RSM”) as our independent registered public accounting firm for the year ending December 31, 2017. The following table presents the fees for both audit and non-audit services rendered by EY and RSM, as applicable, for the years ended December 31, 2017 and 2016:

Principal Audit Firm - RSM US LLP	December 31,
	2017	2016
Audit fees	$73,500	$—
Tax fees	—	—
	$73,500	$—

Predecessor Audit Firm - Ernst & Young LLP	December 31,
	2017	2016
Audit fees	$42,000	$140,233
Tax fees	53,006	50,510
	$95,006	$190,743

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements
See index to consolidated financial statements included as Item 8 to this Annual Report on Form 10-K hereof.
2	Financial Statement Schedules
Schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.
3	Exhibits:
3.1	Certificate of Trust of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1 filed with the SEC on November 26, 2012 (File No. 333- 185144)).
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

March 20, 2018

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

March 20, 2018

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

By:	/s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)