Form 10-Q
period 2018-03-31
ICON ECI Fund Sixteen
filed 2018-05-10
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)

Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☑

Number of outstanding Class A and Class I shares of the registrant on May 8, 2018 is 17,189 and 410, respectively.

ICON ECI Fund Sixteen

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Cash	$2,245,511	$4,436,615
Net investment in notes receivable	2,940,041	2,967,571
Investment in joint ventures	2,259,479	2,135,091
Other assets	128,801	55,538
Total assets	$7,573,832	$9,594,815
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates, net	$79,277	$64,397
Accrued expenses and other liabilities	138,120	88,751
Total liabilities	217,397	153,148

Commitments and contingencies (Note 8)

Equity:
Shareholders' capital
Class A	7,178,461	9,216,243
Class I	176,403	224,505
Total shareholders' capital	7,354,864	9,440,748
Noncontrolling interests	1,571	919
Total equity	7,356,435	9,441,667
Total liabilities and equity	$7,573,832	$9,594,815

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue and other income:
Finance income	$114,710	$183,871
Income from investment in joint ventures	124,388	89,560
Other income	967	389
Total revenue and other income	240,065	273,820

Expenses:
Management fees	—	17,920
Administrative expense reimbursements	105,786	133,773
General and administrative	98,299	128,805
Interest	—	4,900
Total expenses	204,085	285,398
Net income (loss)	35,980	(11,578)
Less: net income attributable to noncontrolling interests	652	31,308
Net income (loss) attributable to Fund Sixteen	$35,328	$(42,886)

Net income (loss) attributable to Fund Sixteen allocable to:
Additional Class A shareholders and Class I shareholders	$34,975	$(42,457)
Managing Owner	353	(429)
	$35,328	$(42,886)

Additional Class A shares:
Net income (loss) attributable to Fund Sixteen allocable to additional Class A shareholders	$34,160	$(41,531)
Weighted average number of additional Class A shares outstanding	17,189	17,189
Net income (loss) attributable to Fund Sixteen per weighted average additional Class A share	$1.99	$(2.42)

Class I shares:
Net income (loss) attributable to Fund Sixteen allocable to Class I shareholders	$815	$(926)
Weighted average number of Class I shares outstanding	410	410
Net income (loss) attributable to Fund Sixteen per weighted average Class I share	$1.99	$(2.26)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statement of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2017	0.001	$(65,694)	17,189	$9,281,937	17,189	$9,216,243	410	$224,505	$919	17,599	$9,441,667
Net income (unaudited)	—	353	—	34,160	—	34,513	—	815	652	—	35,980
Distributions (unaudited)	—	(21,212)	—	(2,051,083)	—	(2,072,295)	—	(48,917)	—	—	(2,121,212)
Balance, March 31, 2018 (unaudited)	0.001	$(86,553)	17,189	$7,265,014	17,189	$7,178,461	410	$176,403	$1,571	17,599	$7,356,435

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$35,980	$(11,578)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Finance income	(6,991)	(7,125)
Income from investment in joint ventures	(124,388)	(89,560)
Interest expense from amortization of debt financing costs	—	2,162
Interest expense, other	—	2,738
Changes in operating assets and liabilities:
Other assets	(73,263)	(31,349)
Due to Investment Manager and affiliates, net	14,880	(112,306)
Accrued expenses and other liabilities	49,369	(70,947)
Distributions from joint ventures	—	31,198
Net cash used in operating activities	(104,413)	(286,767)
Cash flows from investing activities:
Principal received on finance lease	—	509,092
Principal received on notes receivable	34,521	—
Distributions received from joint ventures in excess of profits	—	70,797
Investment in joint ventures	—	(4,018)
Purchase of interests from noncontrolling interests	—	(501,794)
Net cash provided by investing activities	34,521	74,077
Cash flows from financing activities:
Sales and offering expenses paid	—	(26,180)
Distributions to noncontrolling interests	—	(342,549)
Distributions to shareholders	(2,121,212)	(60,226)
Net cash used in financing activities	(2,121,212)	(428,955)
Net decrease in cash	(2,191,104)	(641,645)
Cash, beginning of period	4,436,615	4,925,909
Cash, end of period	$2,245,511	$4,284,264

Supplemental disclosure of non-cash investing and financing activities:
Additional paid in capital from purchase of interests from noncontrolling interests	$—	$3,388

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2018
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
March 31, 2018
(unaudited)

certain shipping and offshore energy assets currently included within our investment portfolio. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction or series of transactions.

(2)   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of our Managing Owner, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.  These consolidated financial statements should be read together with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results for the interim period are not necessarily indicative of the results for the full year.

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
March 31, 2018
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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. We adopted ASU 2014-09 on January 1, 2018. Since substantially all of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 did not have an effect on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. As a result of the adoption of ASU 2016-01, we are no longer required to make certain disclosures related to the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. We adopted ASU 2016-15 on January 1, 2018, which did not have an effect on our consolidated financial statements. We utilize the cumulative earnings approach under ASU 2016-15 to present distributions received from equity-method investees, which is consistent with our previous policy.

In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (“ASU 2016-18”), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018, which did not have an effect on our consolidated financial statements as we did not have any restricted cash or restricted cash equivalents for the periods presented herein.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (“ASU 2017-01”), which clarifies the definition of a business. ASU 2017-01 sets forth requirements to be met for a set to be deemed a business and establishes a practical way to determine when a set is not a business. To be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output, and removes the evaluation of whether a market participant could replace missing elements. In addition, ASU 2017-01 narrows the definition of outputs and aligns such definition with how outputs are described within the revenue guidance. We adopted ASU 2017-01 on January 1, 2018, which did not have an effect on our consolidated financial statements.

Other Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. The adoption of ASU 2016-02 becomes effective for us on January 1, 2019. Early adoption is permitted. As we no longer have any lease arrangements and since we are in our wind down period and not expecting to enter into any new leases in the future, the adoption of ASU 2016-02 will not have an effect on our consolidated financial statements.

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
March 31, 2018
(unaudited)

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

(3)   Net Investment in Notes Receivable

As of March 31, 2018 and December 31, 2017, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	March 31, 2018	December 31, 2017
Principal outstanding	$3,080,400	$3,114,921
Deferred fees	(140,359)	(147,350)
Net investment in notes receivable	$2,940,041	$2,967,571

(4)   Investment in Joint Ventures

 On March 4, 2014, a joint venture owned 10% by us, 60% by ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC), 15% by ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and 15% by ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $1,795,597. On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $35,337.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$394,766
Net income	$1,596	$308,078
Our share of net income	$428	$31,199

On December 23, 2015, a joint venture owned 10% by us, 75% by Fund Fifteen and 15% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The aggregate purchase price was funded by the indirect subsidiaries through (i) $16,500,000 in cash; (ii) $91,000,000 in financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”); and (iii) seller’s credits of $22,500,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters can be terminated by the indirect subsidiaries after year five. Our contribution to the joint venture was $2,377,250.

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended March 31,
	2018	2017
Revenue	$3,424,652	$3,343,484
Net income	$1,239,601	$623,791
Our share of net income	$123,960	$62,379

(5)   Revolving Line of Credit, Recourse

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

For the three months ended March 31, 2017, we recognized interest expense of $2,162 related to the amortization of debt financing costs.

(6)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CION Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid CION Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We were obligated to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. We commenced our wind down period on June 1, 2017. As a result, we are no longer obligated to pay distribution fees to CION Securities as of such date. No dealer-manager or distribution fees were paid on any Shares sold pursuant to the DRIP. During the three months ended March 31, 2017, we paid previously accrued distribution fees of $509.

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

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

We paid our Investment Manager (i) a management fee of up to 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees of up to 2.50% of the total purchase price (including indebtedness incurred or assumed therewith) of, or the value of the Capital Assets secured by or subject to, each of our investments. Effective July 1, 2016, our Investment Manager reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments). Effective December 1, 2017, our Investment Manager waived all future management fees.

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

We paid distributions to our Managing Owner of $21,212 and $602 for the three months ended March 31, 2018 and 2017, respectively. Additionally, our Managing Owner’s interest in the net income (loss) attributable to us was $353 and $(429) for the three months ended March 31, 2018 and 2017, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Three Months Ended March 31,
Entity	Capacity	Description	2018	2017
ICON Capital, LLC	Investment Manager	Management fees (1)	$—	$17,920
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	105,786	133,773
			$105,786	$151,693
(1) Amount charged directly to operations.

At March 31, 2018, we had a net payable of $79,277 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $80,786. At December 31, 2017, we had a net payable of $64,397 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $65,906.

(7)   Fair Value Measurements

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

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

	March 31, 2018
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate note receivable	$532,400	$523,024

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

Item 2. Managing Owner’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements.”

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

Our Trustee serves as our sole trustee pursuant to the Trust Agreement and has delegated to our Managing Owner all of the power and authority to manage our business and affairs, including, but not limited to, our investments in Capital Assets. Pursuant to the terms of our investment management agreement, our Managing Owner engaged our Investment Manager to, among other things, originate and service our investments.

Recent Significant Transactions

We did not engage in any significant transactions during the three months ended March 31, 2018.

Subsequent Event

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

The following table includes additional information on the significant transactions that we engaged in from the Initial Closing Date through March 31, 2018:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration/ Maturity Date	Collateral/Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Lubricating Specialties Company	Loan	$2,418,000	LIBOR, subject to 1% floor, plus 11%	12/30/2020	Second priority in accounts receivable and inventory and first priority in all other assets	$2,414,651 (2)	None	Performing
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Loan	$580,160	8%	12/21/2020	First priority in and earnings from a motor cargo vessel	$525,390 (2)	None	Performing
Fugro N.V. (1)	Lease	$2,377,250	N/A	12/24/2027	Ownership of geotechnical drilling vessels	$2,255,071 (3)	None	Impaired (5)
Geokinetics, Inc.	Lease	$6,192,645	N/A	8/31/2017	Ownership of seismic testing equipment	$2,272 (4)	None	Expired
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$4,408 (4)	None	Prepaid
Murray Energy Corporation(1)	Lease	$2,659,195	N/A	10/29/2015	Ownership of mining equipment	—	None	Expired
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	—	None	Prepaid
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	—	None	Sold
Challenge Mfg. Company, LLC (1)	Lease	$3,009,587	N/A	1/9/2021	Ownership of stamping presses and support equipment	—	None	Sold
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	—	None	Prepaid

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

(4) Represents our proportionate share of the remaining cash balance less any liabilities owed by the joint venture.
(5) During the three months ended September 30, 2017, our Investment Manager recorded an impairment loss of $595,000 on our investment in joint venture related to Fugro.

Recently Adopted Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which we adopted on January 1, 2018. The adoption of ASU 2014-09 did not have an effect on our consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which we adopted on January 1, 2018. As a result of the adoption of ASU 2016-01, we are no longer required to make certain disclosures related to the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which we adopted on January 1, 2018. The adoption of ASU 2016-15 did not have an effect on our consolidated financial statements.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which we adopted on January 1, 2018. The adoption of ASU 2016-18 did not have an effect on our consolidated financial statements as we did not have any restricted cash or restricted cash equivalents for the periods presented herein.

In January 2017, FASB issued ASU 2017-01, Business Combinations, which we adopted on January 1, 2018. The adoption of ASU 2017-01 did not have an effect on our consolidated financial statements.

Other Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases, which will become effective for us on January 1, 2019. As we no longer have any lease arrangements and since we are in our wind down period and not expecting to enter into any new leases in the future, the adoption of ASU 2016-02 will not have an effect on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	March 31, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$2,414,651	82%	$2,421,407	82%
Vessel - motor cargo	525,390	18%	546,164	18%
	$2,940,041	100%	$2,967,571	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	87%	49%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	13%	7%
Geokinetics, Inc.	Seismic testing equipment	—	44%
		100%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

 Revenue and other income for the 2018 Quarter and the 2017 Quarter is summarized as follows:

	Three Months Ended March 31,
	2018	2017	Change
Finance income	$114,710	$183,871	$(69,161)
Income from investment in joint ventures	124,388	89,560	34,828
Other income	967	389	578
Total revenue and other income	$240,065	$273,820	$(33,755)

Total revenue and other income for the 2018 Quarter decreased $33,755, or 12.3%, as compared to the 2017 Quarter. The decrease in finance income was primarily due to the expiration of our finance lease during 2017. The decrease was partially offset by an increase in income from investment in joint ventures primarily due to more favorable movements in the interest rate swaps held by our joint venture during the 2018 Quarter as compared to the 2017 Quarter.

Expenses for the 2018 Quarter and the 2017 Quarter are summarized as follows:

	Three Months Ended March 31,
	2018	2017	Change
Management fees	$—	$17,920	$(17,920)
Administrative expense reimbursements	105,786	133,773	(27,987)
General and administrative	98,299	128,805	(30,506)
Interest	—	4,900	(4,900)
Total expenses	$204,085	$285,398	$(81,313)

Total expenses for the 2018 Quarter decreased $81,313, or 28.5%, as compared to the 2017 Quarter. The decrease was partly due to a decrease in general and administrative expenses due to (i) less taxes incurred as a result of the expiration of our finance lease and (ii) lower bank, consulting, legal and audit fees incurred during the 2018 Quarter as the size of our investment portfolio continues to decrease during our wind down period. In addition, administrative expense reimbursements decreased due to reduced costs incurred on our behalf by our Investment Manager. Effective December 1, 2017, our Investment Manager waived all future management fees.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $30,656, from $31,308 in the 2017 Quarter to $652 in the 2018 Quarter. The decrease was a result of the expiration of our finance lease and the satisfaction of the purchase obligation by our lessee during 2017.

Net Income (Loss) Attributable to Fund Sixteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2018 Quarter and the 2017 Quarter was $35,328 and $(42,886), respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2018 Quarter was both $1.99. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2017 Quarter was $2.42 and $2.26, respectively.

Financial Condition

This section discusses the major balance sheet variances at March 31, 2018 compared to December 31, 2017.

Total Assets
Total assets decreased $2,020,983, from $9,594,815 at December 31, 2017 to $7,573,832 at March 31, 2018. The decrease was primarily due to cash generated by and returned from our investments being partially used to (i) pay distributions to our shareholders and (ii) pay certain of our operating expenses, each during the 2018 Quarter.

Total Liabilities
Total liabilities increased $64,249, from $153,148 at December 31, 2017 to $217,397 at March 31, 2018. The increase was primarily due to the timing of the payment of certain liabilities and administrative expense reimbursements during the 2018 Quarter.

Equity
Equity decreased $2,085,232, from $9,441,667 at December 31, 2017 to $7,356,435 at March 31, 2018. The decrease was primarily due to distributions to our shareholders during the 2018 Quarter, partially offset by our net income for the 2018 Quarter.

Liquidity and Capital Resources

Summary

At March 31, 2018 and December 31, 2017, we had cash of $2,245,511 and $4,436,615, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of March 31, 2018, the cash reserve was $87,348. During our wind down period, which commenced on June 1, 2017, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and proceeds from the sale of assets held directly by us or indirectly by our joint venture and our main use of cash will be for distributions to our shareholders. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our shareholders and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash used in operating activities decreased $182,354, from $286,767 in the 2017 Quarter to $104,413 in the 2018 Quarter. The decrease was primarily due to the timing of the payment of certain liabilities and the collection of certain receivables.

Investing Activities

Cash provided by investing activities decreased $39,556, from $74,077 in the 2017 Quarter to $34,521 in the 2018 Quarter. The decrease was primarily due to principal received on our finance lease and distributions received from our joint ventures in excess of profits during the 2017 Quarter with no comparable amounts received during the 2018 Quarter, partially offset by our acquisition of additional interests in a consolidated joint venture from the noncontrolling interest holder during the 2017 Quarter and principal received on our notes receivable during the 2018 Quarter.

Financing Activities

Cash used in financing activities increased $1,692,257, from $428,955 in the 2017 Quarter to $2,121,212 in the 2018 Quarter. The increase was primarily due to an increase in distributions paid to our shareholders during the 2018 Quarter as compared to the 2017 Quarter.

Distributions

We paid monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission through December 31, 2016. We expect that distributions paid during our wind down period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of finance and other income from our investments. During the 2018 Quarter, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $21,212, $2,051,083 and $48,917, respectively.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2018, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or repurchase any Shares during the three months ended March 31, 2018.
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

May 9, 2018

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)