Form 10-Q
period 2018-06-30
ICON ECI Fund Sixteen
filed 2018-08-09
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)

Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☑

Number of outstanding Class A and Class I shares of the registrant on August 6, 2018 is 17,189 and 410, respectively.

ICON ECI Fund Sixteen

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash	$2,077,158	$4,436,615
Net investment in notes receivable	2,944,384	2,967,571
Investment in joint ventures	2,361,719	2,135,091
Other assets	139,843	55,538
Total assets	$7,523,104	$9,594,815
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates, net	$24,518	$64,397
Accrued expenses and other liabilities	87,766	88,751
Total liabilities	112,284	153,148

Commitments and contingencies (Note 8)

Equity:
Shareholders' capital
Class A	7,231,592	9,216,243
Class I	177,657	224,505
Total shareholders' capital	7,409,249	9,440,748
Noncontrolling interests	1,571	919
Total equity	7,410,820	9,441,667
Total liabilities and equity	$7,523,104	$9,594,815

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue and other income:
Finance income	$128,894	$163,166	$243,604	$347,037
Income from investment in joint ventures	102,240	46,244	226,628	135,804
Other income	1,227	943	2,194	1,332
Total revenue and other income	232,361	210,353	472,426	484,173

Expenses:
Management fees	—	21,067	—	38,987
Administrative expense reimbursements	99,419	102,030	205,205	235,803
General and administrative	78,557	91,727	176,856	220,532
Interest	—	3,928	—	8,828
Total expenses	177,976	218,752	382,061	504,150
Net income (loss)	54,385	(8,399)	90,365	(19,977)
Less: net income attributable to noncontrolling interests	—	19,089	652	50,397
Net income (loss) attributable to Fund Sixteen	$54,385	$(27,488)	$89,713	$(70,374)

Net income (loss) attributable to Fund Sixteen allocable to:
Additional Class A shareholders and Class I shareholders	$53,841	$(27,213)	$88,816	$(69,670)
Managing Owner	544	(275)	897	(704)
	$54,385	$(27,488)	$89,713	$(70,374)

Additional Class A shares:
Net income (loss) attributable to Fund Sixteen allocable to additional Class A shareholders	$52,587	$(26,637)	$86,747	$(68,168)
Weighted average number of additional Class A shares outstanding	17,189	17,189	17,189	17,189
Net income (loss) attributable to Fund Sixteen per weighted average additional Class A share	$3.06	$(1.55)	$5.05	$(3.97)

Class I shares:
Net income (loss) attributable to Fund Sixteen allocable to Class I shareholders	$1,254	$(576)	$2,069	$(1,502)
Weighted average number of Class I shares outstanding	410	410	410	410
Net income (loss) attributable to Fund Sixteen per weighted average Class I share	$3.06	$(1.41)	$5.05	$(3.66)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2017	0.001	$(65,694)	17,189	$9,281,937	17,189	$9,216,243	410	$224,505	$919	17,599	$9,441,667
Net income (unaudited)	—	353	—	34,160	—	34,513	—	815	652	—	35,980
Distributions (unaudited)	—	(21,212)	—	(2,051,083)	—	(2,072,295)	—	(48,917)	—	—	(2,121,212)
Balance, March 31, 2018 (unaudited)	0.001	(86,553)	17,189	7,265,014	17,189	7,178,461	410	176,403	1,571	17,599	7,356,435
Net income (unaudited)	—	544	—	52,587	—	53,131	—	1,254	—	—	54,385
Balance, June 30, 2018 (unaudited)	0.001	$(86,009)	17,189	$7,317,601	17,189	$7,231,592	410	$177,657	$1,571	17,599	$7,410,820

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$90,365	$(19,977)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Finance income	(24,334)	(15,644)
Income from investment in joint ventures	(226,628)	(135,804)
Interest expense from amortization of debt financing costs	—	3,603
Interest expense, other	—	5,225
Changes in operating assets and liabilities:
Other assets	(84,305)	(37,242)
Due to Investment Manager and affiliates, net	(39,879)	(140,956)
Accrued expenses and other liabilities	(985)	(139,224)
Distributions from joint ventures	—	59,448
Net cash used in operating activities	(285,766)	(420,571)
Cash flows from investing activities:
Principal received on finance lease	—	1,636,457
Principal received on notes receivable	47,521	24,600
Distributions received from joint ventures in excess of profits	—	144,731
Investment in joint ventures	—	(4,018)
Purchase of interests from noncontrolling interests	—	(501,794)
Net cash provided by investing activities	47,521	1,299,976
Cash flows from financing activities:
Sales and offering expenses paid	—	(51,122)
Distributions to noncontrolling interests	—	(639,710)
Distributions to shareholders	(2,121,212)	(60,226)
Net cash used in financing activities	(2,121,212)	(751,058)
Net (decrease) increase in cash	(2,359,457)	128,347
Cash, beginning of period	4,436,615	4,925,909
Cash, end of period	$2,077,158	$5,054,256

Supplemental disclosure of non-cash investing and financing activities:
Additional paid in capital from purchase of interests from noncontrolling interests	$—	$3,388
Reversal of sales and offering expenses	$—	$254,827

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2018
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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. As a result of such

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

identification and evaluation, on July 23, 2018, we entered into a sale and purchase agreement to sell our interests in the joint venture related to Fugro (as defined and discussed in further detail in Note 4.).

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
June 30, 2018
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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which provides guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. We adopted ASU 2016-01 on January 1, 2018. As a result of the adoption of ASU 2016-01, we are no longer required to make certain disclosures related to the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost.

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
June 30, 2018
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

(3)   Net Investment in Notes Receivable

As of June 30, 2018 and December 31, 2017, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	June 30, 2018	December 31, 2017
Principal outstanding	$3,067,400	$3,114,921
Deferred fees	(123,016)	(147,350)
Net investment in notes receivable	$2,944,384	$2,967,571

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

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$343,805	$—	$738,571
Net (loss) income	$(236)	$275,621	$(1,832)	$583,699
Our share of net (loss) income	$(24)	$27,909	$(183)	$59,108

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

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

part of the amendment, the joint venture received a fee of $55,000, of which our share was $5,500. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

On July 23, 2018, we, Fund Fifteen and Fund Fourteen entered into a sale and purchase agreement to sell 100% of the limited liability company interests of the joint venture related to Fugro to an unaffiliated third-party. The sale is subject to the satisfaction of customary closing conditions. We cannot provide any assurance if and when the sale transaction will be completed.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$3,784,341	$3,326,652	$7,208,993	$6,670,137
Net income	$1,022,637	$174,302	$2,262,238	$798,093
Our share of net income	$102,264	$17,430	$226,224	$79,809

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

For the three and six months ended June 30, 2017, we recognized interest expense of $1,441 and $3,603, respectively, related to the amortization of debt financing costs.

(6)   Transactions with Related Parties

We have entered into certain agreements with our Investment Manager and CION Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid CION Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We were obligated to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. We commenced our wind down period on June 1, 2017. As a result, we are no longer obligated to pay distribution fees to CION Securities as of such date. No dealer-manager or distribution fees were paid on any Shares sold pursuant to the DRIP. During the three and six months ended June 30, 2017, we paid previously accrued distribution fees of $0 and $509, respectively.

Our Managing Owner also has a 1% interest in our profits, losses, distributions and liquidation proceeds, subject to increase based on our investors achieving a preferred return. In addition, our Investment Manager and its affiliates were

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

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

We did not pay distributions to our Managing Owner for the three months ended June 30, 2018 and 2017. We paid distributions to our Managing Owner of $21,212 and $602 for the six months ended June 30, 2018 and 2017, respectively. Additionally, our Managing Owner’s interest in the net income (loss) attributable to us was $544 and $(275) for the three months ended June 30, 2018 and 2017, respectively. Our Managing Owner's interest in the net income (loss) attributable to us was $897 and $(704) for the six months ended June 30, 2018 and 2017, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Three Months Ended June 30,		Six Months Ended June 30,
Entity	Capacity	Description	2018	2017	2018	2017
ICON Capital, LLC	Investment Manager	Management fees (1)	$—	$21,067	$—	$38,987
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	99,419	102,030	205,205	235,803
			$99,419	$123,097	$205,205	$274,790
(1) Amount charged directly to operations.

At June 30, 2018, we had a net payable of $24,518 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $24,419. At December 31, 2017, we had a net payable of $64,397 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $65,906.

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
June 30, 2018
(unaudited)

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

	June 30, 2018
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate note receivable	$532,400	$521,752

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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets currently included within our investment portfolio. As a result of such identification and evaluation, on July 23, 2018, we entered into a sale and purchase agreement to sell our interests in the joint venture related to Fugro (as discussed in further detail below).

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2017:

Geotechnical Drilling Vessels

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries of a joint venture owned 10% by us and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As part of the amendment, the joint venture received a fee of $55,000, of which our share was $5,500. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

On July 23, 2018, we, Fund Fifteen and Fund Fourteen entered into a sale and purchase agreement to sell 100% of the limited liability company interests of the joint venture related to Fugro to an unaffiliated third-party. The sale is subject to the satisfaction of customary closing conditions. We cannot provide any assurance if and when the sale transaction will be completed.

The following table includes additional information on the significant transactions that we engaged in from the Initial Closing Date through June 30, 2018:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration/ Maturity Date	Collateral/Priority	Net Carrying Value	Credit Loss Reserve	Current Status
Lubricating Specialties Company	Loan	$2,418,000	LIBOR, subject to 1% floor, plus 11%	12/30/2020	Second priority in accounts receivable and inventory and first priority in all other assets	$2,418,257 (2)	None	Performing
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Loan	$580,160	8%	12/21/2020	First priority in and earnings from a motor cargo vessel	$526,127 (2)	None	Performing
Fugro N.V. (1)	Lease	$2,377,250	N/A	12/24/2027	Ownership of geotechnical drilling vessels	$2,357,335 (3)	None	Impaired (5)
Geokinetics, Inc.	Lease	$6,192,645	N/A	8/31/2017	Ownership of seismic testing equipment	$2,272 (4)	None	Expired
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$4,384 (4)	None	Prepaid
Murray Energy Corporation(1)	Lease	$2,659,195	N/A	10/29/2015	Ownership of mining equipment	—	None	Expired
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	—	None	Prepaid
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	—	None	Sold
Challenge Mfg. Company, LLC (1)	Lease	$3,009,587	N/A	1/9/2021	Ownership of stamping presses and support equipment	—	None	Sold
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	—	None	Prepaid

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

Results of Operations for the Three Months Ended June 30, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	June 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$2,418,257	82%	$2,421,407	82%
Vessel - motor cargo	526,127	18%	546,164	18%
	$2,944,384	100%	$2,967,571	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Quarter	2017 Quarter
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	89%	56%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	11%	7%
Geokinetics, Inc.	Seismic testing equipment	—	37%
		100%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue and other income for the 2018 Quarter and the 2017 Quarter is summarized as follows:

	Three Months Ended June 30,
	2018	2017	Change
Finance income	$128,894	$163,166	$(34,272)
Income from investment in joint ventures	102,240	46,244	55,996
Other income	1,227	943	284
Total revenue and other income	$232,361	$210,353	$22,008

Total revenue and other income for the 2018 Quarter increased $22,008, or 10.5%, as compared to the 2017 Quarter. The increase in income from investment in joint ventures was primarily due to favorable movements in the interest rate swaps held by our joint venture during the 2018 Quarter as compared to the 2017 Quarter. The increase was partially offset by a decrease in finance income primarily due to the expiration of our finance lease during 2017.

Expenses for the 2018 Quarter and the 2017 Quarter are summarized as follows:

	Three Months Ended June 30,
	2018	2017	Change
Management fees	$—	$21,067	$(21,067)
Administrative expense reimbursements	99,419	102,030	(2,611)
General and administrative	78,557	91,727	(13,170)
Interest	—	3,928	(3,928)
Total expenses	$177,976	$218,752	$(40,776)

Total expenses for the 2018 Quarter decreased $40,776, or 18.6%, as compared to the 2017 Quarter. The decrease was primarily due to decreases in (i) management fees due to the expiration of our finance lease in 2017 and our Investment Manager waiving all future management fees effective December 1, 2017 and (ii) general and administrative expenses due to lower legal, tax and filing fees incurred during the 2018 Quarter as compared to the 2017 Quarter as the size of our investment portfolio continues to decrease during our wind down period.

Net Income Attributable to Noncontrolling Interests

No net income was attributable to noncontrolling interests in the 2018 Quarter. Net income attributable to noncontrolling interests was $19,089 in the 2017 Quarter. The decrease was a result of the expiration of our finance lease and the satisfaction of the purchase obligation by our lessee during 2017.

Net Income (Loss) Attributable to Fund Sixteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2018 Quarter and the 2017 Quarter was $54,385 and $(27,488), respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2018 Quarter was $3.06 for both classes. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2017 Quarter was $1.55 and $1.41, respectively.

Results of Operations for the Six Months Ended June 30, 2018 (the “2018 Period”) and 2017 (the “2017 Period”)

The following percentages are only as of a stated period and are not expected to be comparable in future periods. Further, these percentages are only representative of the percentage of finance income as of each stated period, and as such are not indicative of the concentration of any asset type or customer by the amount of equity invested or our investment portfolio as a whole.

Financing Transactions

During the 2018 Period and the 2017 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Period	2017 Period
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	88%	52%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	12%	7%
Geokinetics, Inc.	Seismic testing equipment	—	41%
		100%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Revenue and other income for the 2018 Period and the 2017 Period is summarized as follows:

	Six Months Ended June 30,
	2018	2017	Change
Finance income	$243,604	$347,037	$(103,433)
Income from investment in joint ventures	226,628	135,804	90,824
Other income	2,194	1,332	862
Total revenue and other income	$472,426	$484,173	$(11,747)

Total revenue and other income for the 2018 Period decreased $11,747, or 2.4%, as compared to the 2017 Period. The decrease in finance income was primarily due to the expiration of our finance lease during 2017, partially offset by default interest that we charged on our note receivable with Lubricating Specialties Company during the 2018 Period. The decrease was partially offset by an increase in income from investment in joint ventures primarily due to favorable movements in the interest rate swaps held by our joint venture related to Fugro during the 2018 Period as compared to the 2017 Period, partially offset by less income recognized by our joint ventures due to the prepayment of the lease by Blackhawk during the 2017 Period.

Expenses for the 2018 Period and the 2017 Period are summarized as follows:

	Six Months Ended June 30,
	2018	2017	Change
Management fees	$—	$38,987	$(38,987)
Administrative expense reimbursements	205,205	235,803	(30,598)
General and administrative	176,856	220,532	(43,676)
Interest	—	8,828	(8,828)
Total expenses	$382,061	$504,150	$(122,089)

Total expenses for the 2018 Period decreased $122,089, or 24.2%, as compared to the 2017 Period. The decrease was primarily due to decreases in (i) general and administrative expenses primarily due to lower legal, bank and filing fees as well as lower state income taxes incurred during the 2018 Period as compared to the 2017 Period partly as a result of the continued decrease in the size of our investment portfolio during our wind down period, (ii) management fees due to the expiration of our finance lease in 2017 and our Investment Manager waiving all future management fees effective December 1, 2017 and (iii) administrative expense reimbursements due to reduced costs incurred on our behalf by our Investment Manager.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $49,745, from $50,397 in the 2017 Period to $652 in the 2018 Period. The decrease was a result of the expiration of our finance lease and the satisfaction of the purchase obligation by our lessee during 2017.

Net Income (Loss) Attributable to Fund Sixteen

As a result of the foregoing factors, net income (loss) attributable to us for the 2018 Period and the 2017 Period was $89,713 and $(70,374), respectively. Net income attributable to us per weighted average additional Class A share and Class I share outstanding for the 2018 Period was $5.05 for both classes. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2017 Period was $3.97 and $3.66, respectively.

Financial Condition

This section discusses the major balance sheet variances at June 30, 2018 compared to December 31, 2017.

Total Assets
Total assets decreased $2,071,711, from $9,594,815 at December 31, 2017 to $7,523,104 at June 30, 2018. The decrease was primarily due to cash generated by and returned from our investments being used to (i) pay distributions to our shareholders and (ii) pay certain of our operating expenses, each during the 2018 Period.

Total Liabilities
Total liabilities decreased $40,864, from $153,148 at December 31, 2017 to $112,284 at June 30, 2018. The decrease was primarily due to the timing of the payment of certain administrative expense reimbursements and certain liabilities during the 2018 Period.

Equity
Equity decreased $2,030,847, from $9,441,667 at December 31, 2017 to $7,410,820 at June 30, 2018. The decrease was due to distributions to our shareholders during the 2018 Period, partially offset by our net income for the 2018 Period.

Liquidity and Capital Resources

Summary

At June 30, 2018 and December 31, 2017, we had cash of $2,077,158 and $4,436,615, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of June 30, 2018, the cash reserve was $87,348. During our wind down period, which commenced on June 1, 2017, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and proceeds from the sale of assets held directly by us or indirectly by our joint venture and our main use of cash will be for distributions to our shareholders. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our shareholders and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash used in operating activities decreased $134,805, from $420,571 in the 2017 Period to $285,766 in the 2018 Period. The decrease was primarily due to the timing of the payment of certain liabilities and the collection of certain receivables.

Investing Activities

Cash provided by investing activities decreased $1,252,455, from $1,299,976 in the 2017 Period to $47,521 in the 2018 Period. The decrease was primarily due to principal received on our finance lease and distributions received from our joint ventures in excess of profits during the 2017 Period with no comparable amounts received during the 2018 Period, partially offset by our acquisition of additional interests in a consolidated joint venture from the noncontrolling interest holder during the 2017 Period.

Financing Activities

Cash used in financing activities increased $1,370,154, from $751,058 in the 2017 Period to $2,121,212 in the 2018 Period. The increase was primarily due to an increase in distributions paid to our shareholders during the 2018 Period as compared to the 2017 Period.

Distributions

We paid monthly distributions to our shareholders beginning with the first month after each such shareholder’s admission through December 31, 2016. We expect that distributions paid during our wind down period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of finance and other income from our investments. During the 2018 Period, we paid distributions to our Managing Owner, Class A additional shareholders and Class I shareholders of $21,212, $2,051,083 and $48,917, respectively.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended June 30, 2018, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended.  Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or repurchase any Shares during the three months ended June 30, 2018.
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

August 8, 2018

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)