Form 10-Q
period 2018-09-30
ICON ECI Fund Sixteen
filed 2018-11-14
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen
(Exact name of registrant as specified in its charter)

Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of outstanding Class A and Class I shares of the registrant on November 8, 2018 is 17,189 and 410, respectively.

ICON ECI Fund Sixteen

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Cash	$4,586,596	$4,436,615
Net investment in notes receivable	1,960,158	2,967,571
Investment in joint ventures	4,375	2,135,091
Other assets	50,357	55,538
Total assets	$6,601,486	$9,594,815
Liabilities and Equity
Liabilities:
Due to Investment Manager and affiliates, net	$18,528	$64,397
Accrued expenses and other liabilities	57,976	88,751
Total liabilities	76,504	153,148

Commitments and contingencies (Note 8)

Equity:
Shareholders' capital
Class A	6,366,183	9,216,243
Class I	157,228	224,505
Total shareholders' capital	6,523,411	9,440,748
Noncontrolling interests	1,571	919
Total equity	6,524,982	9,441,667
Total liabilities and equity	$6,601,486	$9,594,815

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue and other income:
Finance income	$13,996	$162,439	$257,600	$509,476
Income from investment in joint ventures	20,453	96,262	247,081	232,066
Gain on sale of investment in joint venture	302,584	—	302,584	—
Other income	1,712	19,989	3,906	21,321
Total revenue and other income	338,745	278,690	811,171	762,863

Expenses:
Management fees	—	15,835	—	54,822
Administrative expense reimbursements	93,429	122,263	298,634	358,066
General and administrative	54,804	46,848	231,660	267,380
Interest	—	—	—	8,828
Credit loss	1,076,350	—	1,076,350	—
Impairment loss	—	595,000	—	595,000
Total expenses	1,224,583	779,946	1,606,644	1,284,096
Net loss	(885,838)	(501,256)	(795,473)	(521,233)
Less: net income attributable to noncontrolling interests	—	18,930	652	69,327
Net loss attributable to Fund Sixteen	$(885,838)	$(520,186)	$(796,125)	$(590,560)

Net loss attributable to Fund Sixteen allocable to:
Additional Class A shareholders and Class I shareholders	$(876,980)	$(514,984)	$(788,164)	$(584,654)
Managing Owner	(8,858)	(5,202)	(7,961)	(5,906)
	$(885,838)	$(520,186)	$(796,125)	$(590,560)

Additional Class A shares:
Net loss attributable to Fund Sixteen allocable to additional Class A shareholders	$(856,551)	$(502,988)	$(769,804)	$(571,156)
Weighted average number of additional Class A shares outstanding	17,189	17,189	17,189	17,189
Net loss attributable to Fund Sixteen per weighted average additional Class A share	$(49.83)	$(29.26)	$(44.78)	$(33.23)

Class I shares:
Net loss attributable to Fund Sixteen allocable to Class I shareholders	$(20,429)	$(11,996)	$(18,360)	$(13,498)
Weighted average number of Class I shares outstanding	410	410	410	410
Net loss attributable to Fund Sixteen per weighted average Class I share	$(49.83)	$(29.26)	$(44.78)	$(32.93)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Owner		Additional Shareholders		Total Class A		Shareholders			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Noncontrolling Interests	Shares	Amount
Balance, December 31, 2017	0.001	$(65,694)	17,189	$9,281,937	17,189	$9,216,243	410	$224,505	$919	17,599	$9,441,667
Net income (unaudited)	—	353	—	34,160	—	34,513	—	815	652	—	35,980
Distributions (unaudited)	—	(21,212)	—	(2,051,083)	—	(2,072,295)	—	(48,917)	—	—	(2,121,212)
Balance, March 31, 2018 (unaudited)	0.001	(86,553)	17,189	7,265,014	17,189	7,178,461	410	176,403	1,571	17,599	7,356,435
Net income (unaudited)	—	544	—	52,587	—	53,131	—	1,254	—	—	54,385
Balance, June 30, 2018 (unaudited)	0.001	(86,009)	17,189	7,317,601	17,189	7,231,592	410	177,657	1,571	17,599	7,410,820
Net loss (unaudited)	—	(8,858)	—	(856,551)	—	(865,409)	—	(20,429)	—	—	(885,838)
Balance, September 30, 2018 (unaudited)	0.001	$(94,867)	17,189	$6,461,050	17,189	$6,366,183	410	$157,228	$1,571	17,599	$6,524,982

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(795,473)	$(521,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance income	(25,062)	49,846
Income from investment in joint ventures	(247,081)	(232,066)
Credit loss, net	1,076,350	—
Impairment loss	—	595,000
Interest expense from amortization of debt financing costs	—	3,603
Interest expense, other	—	5,225
Gain on sale of investment in joint venture	(302,584)	—
Changes in operating assets and liabilities:
Other assets	(92,912)	(29,660)
Due to Investment Manager and affiliates, net	(45,869)	(88,754)
Accrued expenses and other liabilities	(30,775)	(162,869)
Distributions from joint ventures	—	178,482
Net cash used in operating activities	(463,406)	(202,426)
Cash flows from investing activities:
Principal received on finance lease	—	2,094,472
Principal received on notes receivable	54,218	49,150
Distributions received from joint ventures in excess of profits	—	790,146
Investment in joint ventures	—	(4,018)
Proceeds from sale of investment in joint venture	2,680,381	—
Purchase of interests from noncontrolling interests	—	(501,794)
Net cash provided by investing activities	2,734,599	2,427,956
Cash flows from financing activities:
Sales and offering expenses paid	—	(76,790)
Distributions to noncontrolling interests	—	(938,989)
Distributions to shareholders	(2,121,212)	(60,226)
Net cash used in financing activities	(2,121,212)	(1,076,005)
Net increase in cash	149,981	1,149,525
Cash, beginning of period	4,436,615	4,925,909
Cash, end of period	$4,586,596	$6,075,434

Supplemental disclosure of non-cash investing and financing activities:
Additional paid in capital from purchase of interests from noncontrolling interests	$—	$3,388
Reversal of sales and offering expenses	$—	$254,827

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
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

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to CION Investment Group, LLC (the “Initial Shareholder”). From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions. From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees of $347,547 to CION Securities, LLC, the dealer-manager of our offering and an affiliate of our Investment Manager (“CION Securities”). In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.

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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets included within our investment portfolio. As a result of such identification and

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

evaluation, on September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro (as defined and discussed in further detail in Note 4).

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
September 30, 2018
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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. We adopted ASU 2014-09 on January 1, 2018. Since substantially all of our revenue is recognized from our leasing and lending contracts, which are not subject to ASU 2014-09, the adoption of ASU 2014-09 did not have an effect on our consolidated financial statements.

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

Other Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. In July 2018, FASB issued ASU No. 2018-11, Leases (“ASU 2018-11”), which provides an additional transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors a practical expedient to not separate non-lease components from the associated lease component under certain circumstances. The adoption of ASU 2016-02 and ASU 2018-11 becomes effective for us on January 1, 2019. Early adoption is permitted. As we no longer have any lease arrangements and since we are in our wind down period and not expecting to enter into any new leases in the future, the adoption of ASU 2016-02 and ASU 2018-11 will not have an effect on our consolidated financial statements.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

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

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2018-13 on our consolidated financial statements.

(3)   Net Investment in Notes Receivable

As of September 30, 2018, we had net investment in notes receivable on non-accrual status of $1,440,000 and no net investment in notes receivable that was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to Lubricating Specialties Company (“LSC”). As of December 31, 2017, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	September 30, 2018	December 31, 2017
Principal outstanding (1)	$3,060,703	$3,114,921
Deferred fees	(122,288)	(147,350)
Credit loss reserve (2)	(978,257)	—
Net investment in notes receivable (3)	$1,960,158	$2,967,571
(1) As of September 30, 2018, total principal outstanding related to our impaired loan was $2,535,000.
(2) As of September 30, 2018, we had a credit loss reserve of $1,076,350 related to LSC, of which $98,093 was reserved against the accrued interest receivable included in other assets and $978,257 was reserved against net investment in notes receivable.
(3) As of September 30, 2018, net investment in notes receivable related to our impaired loan was $1,440,000.

On December 30, 2016, we, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P. (“Fund Fourteen”) and ICON ECI Fund Fifteen, L.P. (“Fund Fifteen”), each an entity also managed by our Investment Manager, entered into a secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $2,600,000 was funded on such date. The loan bears interest at LIBOR, subject to a 1% floor, plus 11% per year, and is for a period of four years maturing on December 30, 2020. The loan is secured by a second priority security interest in LSC’s accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the three months ended September 30, 2018, LSC engaged a chief restructuring officer and we are currently working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights as a result of LSC’s various defaults under the loan agreement until no later than January 15, 2019 while we, LSC and each of its other stakeholders continue negotiating a restructuring plan. In light of these developments, our Investment Manager determined that there was doubt regarding the collectability of the note receivable. Our Investment Manager assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

on such assessment, our Investment Manager believed that we may potentially not be able to recover approximately $800,000 to $1,200,000 of the outstanding balance due from LSC as of September 30, 2018. During the three months ended September 30, 2018, we recorded a credit loss of $1,076,350 based on this assessment, which our Investment Manager believed was the best estimate considering information that was then currently available. As we continue our discussions with LSC and its stakeholders regarding a restructuring plan, which may or may not come to fruition, going forward we will adjust the credit loss reserve accordingly based on new developments.

On December 20, 2016, we, Fund Fourteen and Fund Fifteen entered into a secured term loan credit facility agreement with CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”) to provide a credit facility of up to $7,400,000, of which our commitment of $592,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is scheduled to mature on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel. CFL and Industrial Maritime Carriers (Bermuda), Ltd. (“IMC”), the sub-charterer of the vessel, are in default of their respective obligations under the loan documents and the sub-charter, respectively, due to, among other things (i) CFL frequently incurs shortfalls on its quarterly payments to us under the loan agreement resulting in a past due balance of $32,972 as of September 30, 2018; (ii) CFL’s failure to ensure the payment of, and IMC’s failure to pay, all sub-charter payments related to the vessel directly into a designated earnings account since September 2017; (iii) CFL’s failure to maintain a minimum liquidity amount in such designated earnings account; and (iv) CFL’s failure to satisfy its financial reporting requirements under the loan agreement. As a result, on October 5, 2018, we advised CFL that we were accelerating the repayment of all amounts payable under the loan and demanded that CFL and/or its guarantors immediately repay such amounts to us. CFL and/or its guarantors failed to make such payments. On October 22, 2018, we exercised our rights under the loan documents to assume CFL’s obligations under the sub-charter with IMC and to substitute CFL with our designee as the owner of the vessel solely for purposes of the sub-charter. As a result, all sub-charter payments will be paid directly to us going forward to satisfy amounts payable under the loan. Our Investment Manager continues to evaluate additional remedies that are available to us in order to enforce our rights under the loan documents and the sub-charter.

Credit loss allowance activities for the three months ended September 30, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of June 30, 2018	$—
Provisions	1,076,350
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2018	$1,076,350

Credit loss allowance activities for the nine months ended September 30, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$—
Provisions	1,076,350
Write-offs, net of recoveries	—
Allowance for credit loss as of September 30, 2018	$1,076,350

There was no allowance for credit loss at the beginning or at the end of the nine months ended September 30, 2017. There were no related activities during the nine months ended September 30, 2017.

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

(4)   Investment in Joint Ventures

 On March 4, 2014, a joint venture owned 10% by us, 60% by ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC), an entity also managed by our Investment Manager, 15% by Fund Fourteen and 15% by Fund Fifteen, purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $1,795,597. On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $35,337.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$423,127	$—	$1,161,698
Net (loss) income	$(90)	$403,541	$(1,922)	$987,240
Our share of net (loss) income	$(9)	$41,034	$(192)	$100,143

On December 23, 2015, ICON Fugro Holdings, LLC (“ICON Fugro”), a joint venture owned 10% by us, 75% by Fund Fifteen and 15% by Fund Fourteen, through two indirect subsidiaries, entered into memoranda of agreement to purchase two geotechnical drilling vessels, the Fugro Scout and the Fugro Voyager (collectively, the “Fugro Vessels”), from affiliates of Fugro N.V. (“Fugro”) for an aggregate purchase price of $130,000,000. The aggregate purchase price was funded by the indirect subsidiaries through (i) $16,500,000 in cash; (ii) $91,000,000 in financing through a senior secured loan from ABN AMRO Bank N.V. (“ABN AMRO”), Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. (“Rabobank”) and NIBC Bank N.V. (“NIBC”); and (iii) seller’s credits of $22,500,000. The Fugro Scout and the Fugro Voyager were delivered on December 24, 2015 and January 8, 2016, respectively. The Fugro Vessels were bareboat chartered to affiliates of Fugro for a period of 12 years upon the delivery of each respective vessel, although such charters could have been terminated by the indirect subsidiaries after year five. Our contribution to ICON Fugro was $2,377,250.

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As part of the amendment, ICON Fugro received a fee of $55,000, of which our share was $5,500. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

On September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro for sales proceeds of $27,727,846. As a result, we recorded a gain on sale of investment in joint venture of $302,584 during the three months ended September 30, 2018.

Information as to the results of operations of this joint venture is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$2,736,837	$3,326,652	$9,945,831	$9,996,789
Net income	$204,618	$552,277	$2,466,856	$1,350,370
Our share of net income	$20,462	$55,228	$246,686	$135,037

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

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

For the three and nine months ended September 30, 2017, we recognized interest expense of $0 and $3,603, respectively, related to the amortization of debt financing costs.

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

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

We did not pay distributions to our Managing Owner for the three months ended September 30, 2018 and 2017. We paid distributions to our Managing Owner of $21,212 and $602 for the nine months ended September 30, 2018 and 2017, respectively. Additionally, our Managing Owner’s interest in the net loss attributable to us was $8,858 and $5,202 for the three months ended September 30, 2018 and 2017, respectively. Our Managing Owner's interest in the net loss attributable to us was $7,961 and $5,906 for the nine months ended September 30, 2018 and 2017, respectively.

Fees and other expenses incurred by us to our Investment Manager or its affiliates were as follows:

			Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Capacity	Description	2018	2017	2018	2017
ICON Capital, LLC	Investment Manager	Management fees (1)	$—	$15,835	$—	$54,822
ICON Capital, LLC	Investment Manager	Administrative expense reimbursements (1)	93,429	122,263	298,634	358,066
			$93,429	$138,098	$298,634	$412,888
(1) Amount charged directly to operations.

At September 30, 2018, we had a net payable of $18,528 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $18,428. At December 31, 2017, we had a net payable of $64,397 due to our Investment Manager and affiliates that primarily consisted of administrative expense reimbursements of $65,906.

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

	September 30, 2018
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate note receivable	$525,703	$515,170

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

ICON ECI Fund Sixteen
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
September 30, 2018
(unaudited)

(9) Subsequent Event

On October 30, 2018, we paid distributions to our Managing Owner, additional Class A shareholders and Class I shareholders of $24,242, $2,344,095 and $55,905, respectively.

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

On May 30, 2017, our Investment Manager retained ABN AMRO Securities as its financial advisor to assist our Investment Manager and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets included within our investment portfolio. As a result of such identification and evaluation, on September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro (as discussed below).

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

Recent Significant Transactions

We engaged in the following significant transactions since December 31, 2017:

Geotechnical Drilling Vessels

In anticipation of a potential breach of a financial covenant by Fugro on December 31, 2017, effective December 29, 2017, the indirect subsidiaries of a joint venture owned 10% by us and the affiliates of Fugro amended the bareboat charters on April 6, 2018 to, among other things, amend certain financial covenants, increase the daily charter rate and provide for additional security deposits. As part of the amendment, ICON Fugro received a fee of $55,000, of which our share was $5,500. Effective December 29, 2017, the indirect subsidiaries also amended the facility agreement with ABN AMRO, Rabobank and NIBC on April 6, 2018 to, among other things, increase the interest rate on the senior secured loans to share the economic benefits of the amended bareboat charters.

On September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro for net sales proceeds of $27,727,846. As a result, we recorded a gain on sale of investment in joint venture of $302,584 during the three months ended September 30, 2018.

Notes Receivable

LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the three months ended September 30, 2018, LSC engaged a chief restructuring officer and we are currently working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights as a result of LSC’s various defaults under the loan agreement until no later than January 15, 2019 while we, LSC and each of its other stakeholders continue negotiating a restructuring plan. In light of these developments, our Investment Manager determined that there was doubt regarding the collectability of the note receivable. Our Investment Manager assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Investment Manager believed that we may potentially not be able to recover approximately $800,000 to $1,200,000 of the outstanding balance due from LSC as of September 30, 2018. During the three months ended September 30, 2018, we recorded a credit loss of $1,076,350 based on this assessment, which our Investment Manager believed was the best estimate considering information that was then currently available. As we continue our discussions with LSC and its stakeholders regarding a restructuring plan, which may or may not come to fruition, going forward we will adjust the credit loss reserve accordingly based on new developments.

On December 20, 2016, we, Fund Fourteen and Fund Fifteen entered into a secured term loan credit facility agreement with CFL to provide a credit facility of up to $7,400,000, of which our commitment of $592,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is scheduled to mature on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel. CFL and IMC are in default of their respective obligations under the loan documents and the sub-charter, respectively, due to, among other things (i) CFL frequently incurs shortfalls on its quarterly payments to us under the loan agreement resulting in a past due balance of $32,972 as of September 30, 2018; (ii) CFL’s failure to ensure the payment of, and IMC’s failure to pay, all sub-charter payments related to the vessel directly into a designated earnings account since September 2017; (iii) CFL’s failure to maintain a minimum liquidity amount in such designated earnings account; and (iv) CFL’s failure to satisfy its financial reporting requirements under the loan agreement. As a result, on October 5, 2018, we advised CFL that we were accelerating the repayment of all amounts payable under the loan and demanded that CFL and/or its guarantors immediately repay such amounts to us. CFL and/or its guarantors failed to make such payments. On October 22, 2018, we exercised our rights under the loan documents to assume CFL’s obligations under the sub-charter with IMC and to substitute CFL with our designee as the owner of the vessel solely for purposes of the sub-charter. As a result, all sub-charter payments will be paid directly to us going forward to satisfy amounts payable under the loan. Our Investment Manager continues to evaluate additional remedies that are available to us in order to enforce our rights under the loan documents and the sub-charter.

Subsequent Event

On October 30, 2018, we paid distributions to our Managing Owner, additional Class A shareholders and Class I shareholders of $24,242, $2,344,095 and $55,905, respectively.

The following table includes additional information on the significant transactions that we engaged in from the Initial Closing Date through September 30, 2018:

Portfolio Company	Structure	Equity Invested	Interest Rate	Expiration/ Maturity Date	Collateral/Priority	Net Carrying Value	Credit Loss	Current Status
Lubricating Specialties Company	Loan	$2,418,000	LIBOR, subject to 1% floor, plus 11%	12/30/2020	Second priority in accounts receivable and inventory and first priority in all other assets	$1,440,000 (2)	$1,076,350 (4)	Impaired (4)
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Loan	$580,160	8%	12/21/2020	First priority in and earnings from a motor cargo vessel	$520,158 (2)	None	Performing
Geokinetics, Inc.	Lease	$6,192,645	N/A	8/31/2017	Ownership of seismic testing equipment	$2,272 (3)	None	Expired
Blackhawk Mining, LLC (1)	Lease	$1,795,597	N/A	2/28/2018	Ownership of mining equipment	$4,375 (3)	None	Prepaid
Murray Energy Corporation(1)	Lease	$2,659,195	N/A	10/29/2015	Ownership of mining equipment	—	None	Expired
D&T Holdings, LLC (1)	Lease	$1,484,705	N/A	12/31/2018	Ownership of trucks, trailers and equipment	—	None	Prepaid
Challenge Mfg. Company, LLC (1)	Lease	$998,379	N/A	7/9/2020	Ownership of auxiliary support equipment and robots	—	None	Sold
Challenge Mfg. Company, LLC (1)	Lease	$3,009,587	N/A	1/9/2021	Ownership of stamping presses and support equipment	—	None	Sold
Fugro N.V. (1)	Lease	$2,377,250	N/A	12/24/2027	Ownership of geotechnical drilling vessels	—	None	Sold
Premier Trailer Leasing, Inc.	Loan	$2,626,471	LIBOR, subject to 1% floor, plus 9%	9/24/2020	Second priority in all assets and equity interests	—	None	Prepaid

(1) Our investment in this portfolio company was through a joint venture and was included in our consolidated balance sheets as investment in joint ventures.
(2) Net carrying value of our investment in notes receivable is the sum of the remaining principal outstanding and the unamortized initial direct costs, less deferred fees and the credit loss reserve, if any.

(3) Represents our proportionate share of the remaining cash balance less any liabilities owed by the joint venture.
(4) Our Investment Manager determined that the note receivable was impaired during the three months ended September 30, 2018. See “Recent Significant Transactions” above for information on the credit loss recorded during the three months ended September 30, 2018.

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

Other Recent Accounting Pronouncements

In February 2016 and July 2018, FASB issued ASU 2016-02, Leases, and ASU 2018-11, Leases, respectively, which will become effective for us on January 1, 2019. As we no longer have any lease arrangements and since we are in our wind down period and not expecting to enter into any new leases in the future, the adoption of ASU 2016-02 and ASU2018-11 will not have an effect on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement, which will become effective for us on January 1, 2020. We are currently in the process of evaluating the impact of the adoption of ASU 2018-13 on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2018 (the “2018 Quarter”) and 2017 (the “2017 Quarter”)

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

Financing Transactions

The following tables set forth the types of assets securing the financing transactions in our portfolio:

	September 30, 2018		December 31, 2017
Asset Type	Net Carrying Value	Percentage of Total Net Carrying Value	Net Carrying Value	Percentage of Total Net Carrying Value
Lubricant manufacturing and blending equipment	$1,440,000	73%	$2,421,407	82%
Vessel - motor cargo	520,158	27%	546,164	18%
	$1,960,158	100%	$2,967,571	100%

The net carrying value of our financing transactions includes the balance of our net investment in notes receivable as of each reporting date.

During the 2018 Quarter and the 2017 Quarter, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Quarter	2017 Quarter
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	100%	8%
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	—	56%
Geokinetics, Inc.	Seismic testing equipment	—	36%
		100%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the 2018 Quarter, LSC engaged a chief restructuring officer and we are currently working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights as a result of LSC’s various defaults under the loan agreement until no later than January 15, 2019 while we, LSC and each of its other stakeholders continue negotiating a restructuring plan. In light of these developments, our Investment Manager determined that there was doubt regarding the collectability of the note receivable. Our Investment Manager assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Investment Manager believed that we may potentially not be able to recover approximately $800,000 to $1,200,000 of the outstanding balance due from LSC as of September 30, 2018. During the 2018 Quarter, we recorded a credit loss of $1,076,350 based on this assessment, which our Investment Manager believed was the best estimate considering information that was then currently available. As we continue our discussions with LSC and its stakeholders regarding a restructuring plan, which may or may not come to fruition, going forward we will adjust the credit loss reserve accordingly based on new developments. During the 2018 Quarter and the 2017 Quarter, we recognized finance income of $0 and $91,115, respectively, of which no amount was recognized on a cash basis.

Revenue and other income for the 2018 Quarter and the 2017 Quarter is summarized as follows:

	Three Months Ended September 30,
	2018	2017	Change
Finance income	$13,996	$162,439	$(148,443)
Income from investment in joint ventures	20,453	96,262	(75,809)
Gain on sale of investment in joint venture	302,584	—	302,584
Other income	1,712	19,989	(18,277)
Total revenue and other income	$338,745	$278,690	$60,055

Total revenue and other income for the 2018 Quarter increased $60,055, or 21.5%, as compared to the 2017 Quarter. The gain on sale of investment in joint venture during the 2018 Quarter was due to the sale of our interests in ICON Fugro in September 2018. The increase in total revenue and other income was partially offset by (i) a decrease in finance income primarily due to our impaired note receivable with LSC, which is no longer accruing income, and the expiration of our finance lease during 2017 and (ii) a decrease in income from investment in joint ventures due to less income being recognized by our joint ventures due to (a) the prepayment by Blackhawk during the 2017 Quarter and (b) the sale of our interests in ICON Fugro during the 2018 Quarter.

Expenses for the 2018 Quarter and the 2017 Quarter are summarized as follows:

	Three Months Ended September 30,
	2018	2017	Change
Management fees	$—	$15,835	$(15,835)
Administrative expense reimbursements	93,429	122,263	(28,834)
General and administrative	54,804	46,848	7,956
Credit loss	1,076,350	—	1,076,350
Impairment loss	—	595,000	(595,000)
Total expenses	$1,224,583	$779,946	$444,637

Total expenses for the 2018 Quarter increased $444,637, or 57.0%, as compared to the 2017 Quarter. The increase was primarily due to the credit loss recorded during the 2018 Quarter related to LSC with no comparable credit loss recorded during the 2017 Quarter. The increase was partially offset by (i) no impairment loss recorded during the 2018 Quarter as compared to the impairment loss recorded during the 2017 Quarter on our investment in joint venture related to ICON Fugro and (ii) a decrease in administrative expense reimbursements due to reduced costs incurred on our behalf by our Investment Manager.

Net Income Attributable to Noncontrolling Interests

No net income was attributable to noncontrolling interests in the 2018 Quarter. Net income attributable to noncontrolling interests was $18,930 in the 2017 Quarter. The decrease was a result of the expiration of our finance lease and the satisfaction of the purchase obligation by our lessee during 2017.

Net Loss Attributable to Fund Sixteen

As a result of the foregoing factors, net loss attributable to us for the 2018 Quarter and the 2017 Quarter was $885,838 and $520,186, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2018 Quarter was $49.83 for both classes. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2017 Quarter was $29.26 for both classes.

Results of Operations for the Nine Months Ended September 30, 2018 (the “2018 Period”) and 2017 (the “2017 Period”)

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

Financing Transactions

During the 2018 Period and the 2017 Period, certain customers generated significant portions (defined as 10% or more) of our total finance income as follows:

		Percentage of Total Finance Income
Customer	Asset Type	2018 Period	2017 Period
Lubricating Specialties Company	Lubricant manufacturing and blending equipment	83%	53%
CFL Momentum Beheer B.V. and C.V. CFL Momentum	Motor cargo vessel	17%	8%
Geokinetics, Inc.	Seismic testing equipment	—	39%
		100%	100%

Interest income and prepayment fees from our net investment in notes receivable and finance income from our net investment in finance lease are included in finance income in our consolidated statements of operations.

Non-performing Assets within Financing Transactions

LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the 2018 Quarter, LSC engaged a chief restructuring officer and we are currently working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights as a result of LSC’s various defaults under the loan agreement until no later than January 15, 2019 while we, LSC and each of its other stakeholders continue negotiating a restructuring plan. In light of these developments, our Investment Manager determined that there was doubt regarding the collectability of the note receivable. Our Investment Manager assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Investment Manager believed that we may potentially not be able to recover approximately $800,000 to $1,200,000 of the outstanding balance due from LSC as of September 30, 2018. During the 2018 Quarter, we recorded a credit loss of $1,076,350 based on this assessment, which our Investment Manager believed was the best estimate considering information that was then currently available. As we continue our discussions with LSC and its stakeholders regarding a restructuring plan, which may or may not come to fruition, going forward we will adjust the credit loss reserve accordingly based on new developments. During the 2018 Period and the 2017 Period, we recognized finance income of $214,547 and $271,728, respectively, of which no amount was recognized on a cash basis.

Revenue and other income for the 2018 Period and the 2017 Period is summarized as follows:

	Nine Months Ended September 30,
	2018	2017	Change
Finance income	$257,600	$509,476	$(251,876)
Income from investment in joint ventures	247,081	232,066	15,015
Gain on sale of investment in joint venture	302,584	—	302,584
Other income	3,906	21,321	(17,415)
Total revenue and other income	$811,171	$762,863	$48,308

Total revenue and other income for the 2018 Period increased $48,308, or 6.3%, as compared to the 2017 Period. The gain on sale of investment in joint venture during the 2018 Period was due to the sale of our interests in ICON Fugro in September 2018. The increase in total revenue and other income was partially offset by a decrease in finance income primarily due to the expiration of our finance lease during 2017.

Expenses for the 2018 Period and the 2017 Period are summarized as follows:

	Nine Months Ended September 30,
	2018	2017	Change
Management fees	$—	$54,822	$(54,822)
Administrative expense reimbursements	298,634	358,066	(59,432)
General and administrative	231,660	267,380	(35,720)
Interest	—	8,828	(8,828)
Credit loss	1,076,350	—	1,076,350
Impairment loss	—	595,000	(595,000)
Total expenses	$1,606,644	$1,284,096	$322,548

Total expenses for the 2018 Period increased $322,548, or 25.1%, as compared to the 2017 Period. The increase was due to the credit loss recorded during the 2018 Period related to LSC with no comparable credit loss recorded during the 2017 Period. The increase was partially offset by (i) no impairment loss recorded during the 2018 Period as compared to the impairment loss recorded during the 2017 Period on our investment in joint venture related to ICON Fugro, (ii) a decrease in administrative expense reimbursements due to reduced costs incurred on our behalf by our Investment Manager, (iii) a decrease in management fees due to our Investment Manager waiving all future management fees effective December 1, 2017 and (iv) a decrease in general and administrative expenses primarily due to lower consulting fees, bank fees and state income taxes incurred during the 2018 Period as compared to the 2017 Period partly as a result of the continued decrease in the size of our investment portfolio during our wind down period, partially offset by an increase in legal fees incurred in connection with the sale of our interests in ICON Fugro in September 2018.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $68,675, from $69,327 in the 2017 Period to $652 in the 2018 Period. The decrease was a result of the expiration of our finance lease and the satisfaction of the purchase obligation by our lessee during 2017.

Net Loss Attributable to Fund Sixteen

As a result of the foregoing factors, net loss attributable to us for the 2018 Period and the 2017 Period was $796,125 and $590,560, respectively. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2018 Period was $44.78 for both classes. Net loss attributable to us per weighted average additional Class A share and Class I share outstanding for the 2017 Period was $33.23 and $32.93, respectively.

Financial Condition

This section discusses the major balance sheet variances at September 30, 2018 compared to December 31, 2017.

Total Assets
Total assets decreased $2,993,329, from $9,594,815 at December 31, 2017 to $6,601,486 at September 30, 2018. The decrease was primarily due to (i) cash generated by and returned from our investments being used to (a) pay distributions to our shareholders and (b) pay certain of our operating expenses, each during the 2018 Period, and (ii) the credit loss recorded during the 2018 Period on our note receivable related to LSC.

Total Liabilities
Total liabilities decreased $76,644, from $153,148 at December 31, 2017 to $76,504 at September 30, 2018. The decrease was primarily due to the timing of the payment of certain administrative expense reimbursements and certain liabilities during the 2018 Period.

Equity
Equity decreased $2,916,685, from $9,441,667 at December 31, 2017 to $6,524,982 at September 30, 2018. The decrease was due to distributions to our shareholders and our net loss for the 2018 Period.

Liquidity and Capital Resources

Summary

At September 30, 2018 and December 31, 2017, we had cash of $4,586,596 and $4,436,615, respectively. Pursuant to the terms of our offering, we have established a cash reserve in the amount of 0.50% of the gross offering proceeds from the sale of our Shares. As of September 30, 2018, the cash reserve was $87,348. During our wind down period, which commenced on June 1, 2017, we expect our main sources of cash will be from the collection of income and principal on our notes receivable and proceeds from the sale of assets held directly by us or indirectly by our joint venture and our main use of cash will be for distributions to our shareholders. Our liquidity will vary in the future, increasing to the extent cash flows from investments and proceeds from the sale of our investments exceed expenses and decreasing as we pay distributions to our shareholders and to the extent that expenses exceed cash flows from operations and proceeds from the sale of our investments.

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

Cash Flows

Operating Activities

Cash used in operating activities increased $260,980, from $202,426 in the 2017 Period to $463,406 in the 2018 Period. The increase was primarily due to (i) higher operating losses recognized on a cash basis and (ii) the timing of the payment of certain liabilities and the collection of certain receivables during the 2018 Period.

Investing Activities

Cash provided by investing activities increased $306,643, from $2,427,956 in the 2017 Period to $2,734,599 in the 2018 Period. The increase was primarily due to proceeds received from the sale of our interests in ICON Fugro during the 2018 Period with no comparable proceeds received during the 2017 Period and our acquisition of additional interests in a consolidated joint venture from the noncontrolling interest holder during the 2017 Period with no comparable acquisition during the 2018 Period. The increase was partially offset by no principal received on our finance lease and no distributions received from our joint ventures in excess of profits during the 2018 Period as such investments matured and/or were sold during 2017.

Financing Activities

Cash used in financing activities increased $1,045,207, from $1,076,005 in the 2017 Period to $2,121,212 in the 2018 Period. The increase was primarily due to an increase in distributions paid to our shareholders, partially offset by no distributions paid to noncontrolling interests, each during the 2018 Period as compared to the 2017 Period.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2018, our Managing Owner carried out an evaluation, under the supervision and with the participation of the management of our Managing Owner, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Owner’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Owner’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell or repurchase any Shares during the three months ended September 30, 2018.
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

November 13, 2018

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

By:	/s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)