Form 10-K
period 2018-12-31
ICON ECI Fund Sixteen
filed 2019-03-26
CIK 1561679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	83-6610627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

(212) 418-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*
Yes ☐ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

Yes ☐ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).*

Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable. There is no established market for the Class A and Class I beneficial interests of the registrant.

Number of outstanding Class A and Class I beneficial interests of the registrant on March 20, 2019 is 17,189 and 410, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
None.
*ICON ECI Fund Sixteen Liquidating Trust is the transferee of the assets and liabilities of ICON ECI Fund Sixteen and files reports under the Commission file number for ICON ECI Fund Sixteen, which filed a Form 15 on January 4, 2019 indicating its notice of termination of registration and filing requirements.

ICON ECI Fund Sixteen Liquidating Trust

Item 5. Market for Registrant’s Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

As of March 20, 2019
	Class A	Class I
Number of beneficial owners	354	6
Number of Interests	17,189	410

We, at our Managing Owner’s discretion, paid monthly distributions to each of our beneficial owners beginning the first month after each such beneficial owner was admitted to the Fund through December 31, 2016. During our wind down period, which commenced on June 1, 2017, we have paid and will continue to pay distributions in accordance with the terms of our Trust Agreement. We expect that distributions paid during our wind down period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of finance and other income from our investments. For the year ended December 31, 2018, we paid distributions to our Managing Owner, Class A additional beneficial owners and Class I beneficial owners of $45,454, $4,395,178 and $104,822, respectively. For the year ended December 31, 2017, we paid distributions to our Managing Owner, Class A additional beneficial owners and Class I beneficial owners of $25,854, $2,500,000 and $59,624, respectively.

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if a beneficial owner is able to sell our Interests, the price received may be less than our estimated value (“Estimated Value”) per Interest indicated below.

Our Estimated Value per Interest as of December 31, 2018 (the “Valuation Date”) has been determined to be $186.63 per Class A Interest and $186.63 per Class I Interest. The Estimated Value per Class A Interest and the Estimated Value per Class I Interest are based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Class A Interests and Class I Interests outstanding as of the Valuation Date. The information used to generate the Estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Interests in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

 The Estimated Value per Class A Interest and the Estimated Value per Class I Interest were calculated by our Managing Trustee primarily based on the fair values provided by Duff & Phelps, LLC (“Duff & Phelps”) and an additional valuation firm (together, the "Valuation Firms"), both third-party independent valuation and consulting firms engaged and/or approved by our Managing Trustee to provide material assistance related to the valuation of certain of our assets, as further described below. Our Managing Trustee engaged Duff & Phelps to provide a valuation for one investment included in our portfolio. The additional valuation firm was approved by our Managing Trustee to provide a valuation for certain equipment securing an investment in our portfolio due to its familiarity with such assets. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuations. The additional valuation firm is a reputable valuation firm in the machinery and equipment industry.

Process and Methodology

Our Managing Trustee established the Estimated Value per Interest as of the Valuation Date primarily based on the fair values of our assets provided by the Valuation Firms. In arriving at their fair values, the Valuation Firms utilized valuation methodologies that both our Managing Trustee and the Valuation Firms believe are standard and acceptable in the equipment financing industry for the types of assets held by us. The valuations were performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The basis of the fair values provided by the Valuation Firms are in accordance with the definition of fair value in Accounting Standards Codification 820.

A summary of the methodology used by the Valuation Firms, as well as the assumptions and limitations of their work for us and of our determination of Estimated Value, are presented below.

Discounted Cash Flow

The discounted cash flow (“DCF”) method was used to estimate value using the concept of the time value of money. All projected future cash flows accruing to an asset were estimated and discounted to give their present values. The sum of all projected future cash flows, both incoming and outgoing, comprises the net present value, which was recognized as the value or price of the cash flows.

Sales Comparison Method

The sales comparison method compares similar assets recently sold in the market and adjusts the value for differences in the subject asset and the comparable assets as well as for current market conditions.

Cost Method

The cost method estimates the current cost to reproduce or replace the assets and adjusts the value for depreciation in the subject assets as well as for current market conditions.

Valuation of Notes Receivable

The estimated fair value of our notes receivable at the Valuation Date was derived by using (i) the DCF method and (ii) a weighted average of a recoverable amount based on a purchase offer received and estimated fair values derived from a combination of the sales comparison method and the cost method. Under the DCF method, discount rate reflects the risks associated with the borrower and the time value of money and was applied to the projected cash flows associated with the note receivable. The discounted projected cash flows included all unpaid principal, interest, and fee payments for the scheduled term period of the note receivable. An analysis of the borrower was conducted to determine viability of payment and total debt coverage, as well as to ascertain the borrower’s risk level, with such considerations reflected in the implied discount rate used in discounting the cash flows.

The discount rates used ranged from 13.4% to 16.4%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our interest in items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated by our Managing Trustee to approximate their carrying values because of their nature or short-term maturities. Excluded from Other Net Assets is our share of prepaid assets, which our Managing Trustee estimated as having a minimal fair value as of the Valuation Date.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our Estimated Value per Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different estimates and assumptions could derive different estimated values. Our Estimated Value per Interest may also not represent the price that our Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount an additional beneficial owner would realize in a private sale of our Interests.

The Estimated Value per Interest calculated by our Managing Trustee is based on economic, market and other conditions and the information available to us and the Valuation Firms as of the Valuation Date. The Estimated Value per Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicles in which the assets may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, and the amount of distributions paid on our Interests. The Estimated Value per Interest may also change as a result of changes in the circumstances of the risks associated with each investment.

There is no assurance that the methodologies used to calculate the Estimated Value per Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Managing Trustee is ultimately and solely responsible for the establishment of our Estimated Value per Interest. In arriving at its determination of the Estimated Value per Interest, our Managing Trustee considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair values recommended by the Valuation Firms.

We currently expect that our next Estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2019 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2019. We intend to publish an updated Estimated Value per Class A Interest and per Class I Interest annually in our subsequent Annual Reports on Form 10-K.

Report of Independent Registered Public Accounting Firm

To The Beneficial Owners of ICON ECI Fund Sixteen Liquidating Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ICON ECI Fund Sixteen Liquidating Trust and subsidiaries (the “Liquidating Trust”) as of December 31, 2017, the related consolidated statements of operations, changes in equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Liquidating Trust as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Liquidating Trust’s management. Our responsibility is to express an opinion on the Liquidating Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Liquidating Trust in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Liquidating Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Liquidating Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

We have served as the Liquidating Trust’s auditor since 2017.

New York, New York
March 20, 2018

ICON ECI Fund Sixteen Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Balance Sheets

	December 31,
	2018	2017
	(unaudited)

Assets
Cash	$2,054,310	$4,436,615
Net investment in notes receivable	1,378,363	2,967,571
Investment in joint ventures	—	2,135,091
Other assets	27,706	55,538
Total assets	$3,460,379	$9,594,815
Liabilities and Equity
Liabilities:
Due to Managing Trustee and affiliates, net	$89,072	$64,397
Accrued expenses and other liabilities	48,920	88,751
Total liabilities	137,992	153,148

Commitments and contingencies (Note 12)

Equity:
Beneficial owners’ equity
Class A	3,238,979	9,216,243
Class I	83,408	224,505
Total beneficial owners’ equity	3,322,387	9,440,748
Noncontrolling interests	—	919
Total equity	3,322,387	9,441,667
Total liabilities and equity	$3,460,379	$9,594,815

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
	(unaudited)
Revenue and other income:
Finance income	$272,040	$727,698
Income from investment in joint ventures	246,921	353,010
Gain on sale of investment in joint venture	302,584	—
Other income	5,485	22,366
Total revenue and other income	827,030	1,103,074

Expenses:
Management fees	—	58,793
Administrative expense reimbursements	424,696	523,972
General and administrative	320,382	336,073
Interest	—	8,828
Credit loss	1,652,350	—
Impairment loss	—	595,000
Total expenses	2,397,428	1,522,666
Net loss	(1,570,398)	(419,592)
Less: net income attributable to noncontrolling interests	2,509	105,525
Net loss attributable to Fund Sixteen Liquidating Trust	$(1,572,907)	$(525,117)

Net loss attributable to Fund Sixteen Liquidating Trust allocable to:
Additional Class A beneficial owners and Class I beneficial owners	$(1,557,178)	$(519,866)
Managing Trustee	(15,729)	(5,251)
	$(1,572,907)	$(525,117)

Additional Class A beneficial interests:
Net loss attributable to Fund Sixteen Liquidating Trust allocable to additional Class A beneficial owners	$(1,520,903)	$(507,878)
Weighted average number of additional Class A beneficial interests outstanding	17,189	17,189
Net loss attributable to Fund Sixteen Liquidating Trust per weighted average additional Class A beneficial interest	$(88.48)	$(29.55)

Class I beneficial interests:
Net loss attributable to Fund Sixteen Liquidating Trust allocable to Class I beneficial owners	$(36,275)	$(11,988)
Weighted average number of Class I beneficial interests outstanding	410	410
Net loss attributable to Fund Sixteen Liquidating Trust per weighted average Class I beneficial interest	$(88.48)	$(29.24)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Changes in Equity

	Class A						Class I
	Managing Trustee		Additional Beneficial Owners		Total Class A		Beneficial Owners			Total
	Interests	Amount	Interests	Amount	Interests	Amount	Interests	Amount	Noncontrolling Interests	Interests	Amount
Balance, December 31, 2016	0.001	$(34,623)	17,189	$12,039,004	17,189	$12,004,381	410	$288,747	$1,804,139	17,599	$14,097,267
Net (loss) income	—	(5,251)	—	(507,878)	—	(513,129)	—	(11,988)	105,525	—	(419,592)
Reversal of sales and offering expenses	—	—	—	247,535	—	247,535	—	7,292	—	—	254,827
Distributions	—	(25,854)	—	(2,500,000)	—	(2,525,854)	—	(59,624)	(1,403,563)	—	(3,989,041)
Purchase of interests from noncontrolling interests	—	34	—	3,276	—	3,310	—	78	(505,182)	—	(501,794)
Balance, December 31, 2017	0.001	(65,694)	17,189	9,281,937	17,189	9,216,243	410	224,505	919	17,599	9,441,667
Net (loss) income (unaudited)	—	(15,729)	—	(1,520,903)	—	(1,536,632)	—	(36,275)	2,509	—	(1,570,398)
Distributions (unaudited)	—	(45,454)	—	(4,395,178)	—	(4,440,632)	—	(104,822)	(3,428)	—	(4,548,882)
Balance, December 31, 2018 (unaudited)	0.001	$(126,877)	17,189	$3,365,856	17,189	$3,238,979	410	$83,408	$—	17,599	$3,322,387

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen Liquidating Trust
(A Delaware Statutory Trust)
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,570,398)	$(419,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance income	(25,770)	(30,010)
Income from investment in joint ventures	(246,921)	(353,010)
Gain on sale of investment in joint venture	(302,584)	—
Credit loss, net	1,652,350	—
Impairment loss	—	595,000
Interest expense from amortization of debt financing costs	—	3,603
Interest expense, other	—	5,225
Changes in operating assets and liabilities:
Other assets	(70,261)	43,855
Due to Managing Trustee and affiliates, net	24,675	(103,722)
Accrued expenses and other liabilities	(39,831)	(152,407)
Distributions from joint ventures	—	178,288
Net cash used in operating activities	(578,740)	(232,770)
Cash flows from investing activities:
Principal received on finance lease	—	3,441,265
Principal received on notes receivable	60,721	83,514
Investment in joint ventures	—	(4,018)
Purchase of interests from noncontrolling interests	—	(501,794)
Distributions received from joint ventures in excess of profits	4,215	790,340
Proceeds from sale of investment in joint venture	2,680,381	—
Net cash provided by investing activities	2,745,317	3,809,307
Cash flows from financing activities:
Sales and offering expenses paid	—	(76,790)
Distributions to noncontrolling interests	(3,428)	(1,403,563)
Distributions to beneficial owners	(4,545,454)	(2,585,478)
Net cash used in financing activities	(4,548,882)	(4,065,831)
Net decrease in cash	(2,382,305)	(489,294)
Cash, beginning of year	4,436,615	4,925,909
Cash, end of year	$2,054,310	$4,436,615

Supplemental disclosure of non-cash investing and financing activities:
Additional paid in capital from purchase of interests from noncontrolling interests	$—	$3,388
Reversal of sales and offering expenses	$—	$254,827

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

(1)   Organization

ICON ECI Fund Sixteen Liquidating Trust (the “Liquidating Trust”), a Delaware statutory trust, was transferred all of the assets and liabilities of ICON ECI Fund Sixteen (the “Fund”), a Delaware statutory trust, as of December 31, 2018. When used in these notes to consolidated financial statements, the terms “we,” “us,” “our” or similar terms refer to (i) the Fund and its consolidated subsidiaries for all periods prior to the transfer of the assets and liabilities of the Fund to the Liquidating Trust and (ii) the Liquidating Trust and its consolidated subsidiaries as of December 31, 2018 and thereafter. The terms “Fund” and “Liquidating Trust” are interchangeable, as the context so requires, when used in the consolidated financial statements.

Prior to the transfer of the assets and liabilities of the Fund to the Liquidating Trust, the managing owner of the Fund was ICON MT 16, LLC, a Delaware limited liability company (the “Managing Owner”), which is a wholly-owned subsidiary of ICON Capital, LLC, a Delaware limited liability company (“ICON Capital”). ICON Capital was the Fund’s investment manager (the “Investment Manager”). Our Investment Manager originated and serviced our investments. Wilmington Trust, National Association (the “Trustee”) served as our sole trustee pursuant to the Fund’s Fourth Amended and Restated Trust Agreement (the “Fund Trust Agreement”). The Trustee delegated to our Managing Owner all of the power and authority to manage the Fund’s business and affairs and had only nominal duties and liabilities to the Fund.

The Liquidating Trust is governed by a Liquidating Trust Agreement (the “Liquidating Trust Agreement,” and together with the Fund Trust Agreement, the “Trust Agreement”) that appointed our Investment Manager as the managing trustee of the Liquidating Trust (the “Managing Trustee”). The terms “Investment Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in the consolidated financial statements. Prior to the transfer of the assets and liabilities of the Fund to the Liquidating Trust, the Fund’s assets included a secured term loan to CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”) and a secured term loan to Lubricating Specialties Company (“LSC”). These investments, as well as all other assets and liabilities of the Fund, were transferred to the Liquidating Trust from the Fund on December 31, 2018 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust. On December 31, 2018, all Shares (as defined below) were exchanged for an equal number of Class A and/or Class I beneficial interests (collectively, the “Interests”) in the Liquidating Trust, as applicable.

We operated as a direct financing fund that primarily made investments in or that are collateralized by equipment and other corporate infrastructure (collectively, “Capital Assets”). The investments were in companies that utilize Capital Assets to operate their businesses. These investments were primarily structured as debt and debt-like financings such as loans, leases and other structured financing transactions in or that are collateralized by Capital Assets.

Our Managing Trustee manages and controls our business affairs, including, but not limited to, our equipment leases and other financing transactions. Additionally, our Managing Trustee has a 1% interest in our profits, losses, distributions and liquidation proceeds.

Our offering period commenced on July 1, 2013 and ended on December 31, 2014. Our Managing Owner determined to cease our offering period earlier than originally anticipated as a result of lower than expected offering proceeds being raised. We offered to sell to the public any combination of two classes of shares, Class A shares and Class I shares (collectively, the “Shares”), on a “best efforts” basis with the intention of raising up to $250,000,000 of capital, of which $9,000,000 had been reserved for issuance pursuant to our distribution reinvestment plan (the “DRIP”). Other than differing allocable fees and expenses, Class A shares and Class I shares had identical rights and privileges, such as identical voting and distribution rights.

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to CION Investment Group, LLC. From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions. From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees of $347,547 to CION Securities,

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

LLC, the dealer-manager of our offering and an affiliate of our Managing Trustee (“CION Securities”). In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.

Our operating period commenced on January 1, 2015. On April 24, 2017, we commenced a consent solicitation of our shareholders to further amend and restate our Fund Trust Agreement in order to amend the definition of “operating period” to provide for the ability of our Managing Owner to shorten our operating period in its sole and absolute discretion. The consent solicitation was completed on May 24, 2017 with the requisite consents received from our shareholders. As a result, our Managing Owner ended our operating period on May 31, 2017 and commenced our wind down period on June 1, 2017. During our wind down period, we have sold and will continue to sell our assets and/or let our investments mature in the ordinary course of business.

On May 30, 2017, our Managing Trustee retained ABN AMRO Securities (USA) LLC (“ABN AMRO Securities”) as its financial advisor to assist our Managing Trustee and us in identifying, evaluating and executing a potential sale of certain shipping and offshore energy assets included within our investment portfolio. As a result of such identification and evaluation, on September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro (as defined and discussed in further detail in Note 5). During the first quarter of 2019, our Managing Trustee and ABN AMRO Securities recommenced seeking a sale of our secured term loan to CFL. We, however, cannot assure that the identification or evaluation to be performed will result in any specific sale transaction.

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pertaining to transactions amongst entities under common control, the financial condition and results of operations of the Fund are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

(2)   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. In the opinion of our Managing Trustee, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included.

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

We report noncontrolling interests as a separate component of consolidated equity and net income attributable to noncontrolling interests is included in consolidated net income. The attribution of net income between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of operations.

Net loss attributable to us per weighted average additional Class A beneficial interest and Class I beneficial interest outstanding is based upon the weighted average number of additional Class A beneficial interests and Class I beneficial interests outstanding during the year.

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Our cash and cash equivalents are held at one financial institution and at times may exceed insured limits. We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

Organization Costs

Organization costs included, among other things, the cost of organizing the Fund as a Delaware statutory trust, including the cost of legal services and other fees pertaining to the Fund’s organization. All organization costs were funded by our Managing Trustee and its affiliates and there was no liability for organization costs to the Fund until the Fund met the minimum offering requirement on November 12, 2013. Organization costs were expensed when incurred, subject to the terms of the Fund Trust Agreement.

Offering Costs

Offering costs included, among other things, legal fees and other costs pertaining to the preparation of the Fund’s registration statement in connection with the public offering of our Shares. All offering costs were funded by our Managing Trustee and its affiliates and there was no liability for offering costs to the Fund until the Fund met the minimum offering requirement on November 12, 2013. Offering costs were charged directly to shareholders’ equity as offering proceeds were raised, subject to the terms of the Fund Trust Agreement.

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

Net Loss Per Interest

Our capital structure consists of only common interests outstanding. As a result, net loss per interest, as presented, represents both basic and fully diluted for the period presented in the consolidated financial statements. We calculate net loss per interest using the two-class method to reflect the different classes of our Interests. Net loss per additional Class A interest and Class I interest is calculated by dividing the net loss attributable to additional Class A beneficial owners and Class I beneficial owners by the respective weighted-average number of Interests issued and outstanding during the presented periods. The net loss allocation for the Class I interests excludes interest expense of $0 and $5,225 related to the sales commission trail during 2018 and 2017, respectively, which was only applicable to the Class A beneficial owners.

Distribution Fee

We paid an annual distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering. We were obligated to pay the distribution fee with respect to Class I shares until the earlier to occur of: (i) total distribution

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

fees paid with respect to the Class I shares following the completion of the offering equaling 10% of gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. The distribution fee was paid monthly. As we estimated the distribution fee was to be paid over a period of approximately seven years before we commenced our wind down period, we recorded the distribution fee upon acceptance of the subscription with a corresponding distribution fee payable included in accrued expenses and other liabilities on our consolidated balance sheets. We commenced our wind down period on June 1, 2017, at which time we were no longer obligated to pay the distribution fee and the remaining distribution fee payable previously accrued was reversed against equity.

Debt Financing Costs

Debt financing costs associated with a line of credit arrangement were capitalized and included as other assets. Such costs were amortized to interest expense over the term of the debt instrument using the effective interest rate method.

Asset Impairments

The significant assets in our portfolio were periodically reviewed, no less frequently than annually or when indicators of impairment existed, to determine whether events or changes in circumstances indicated that the carrying value of an asset might not have been recoverable. An impairment loss was recognized only if the carrying value of a long-lived asset was not recoverable and exceeded its fair market value. If there was an indication of impairment, we would estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows were the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment was determined to exist, the impairment loss would be measured as the amount by which the carrying value of a long-lived asset exceeded its fair value and would be recorded in our consolidated statements of operations in the period the determination was made.

The events or changes in circumstances that generally indicated that an asset might have been impaired were (i) the estimated fair value of the underlying asset was less than its carrying value or (ii) the lessee was experiencing financial difficulties and it did not appear likely that the estimated proceeds from the disposition of the asset would be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows required the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment included a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition

Each equipment lease we entered into was classified as either a finance lease or an operating lease, based upon the terms of each lease. The estimated residual value was a critical component of and directly influenced the determination as to whether a lease was classified as an operating lease or a finance lease.

Our Managing Trustee has an investment committee that approved each new equipment lease and other financing transaction. As part of its process, the investment committee determined the estimated residual value, if any, to be used once the investment had been approved. The factors considered in determining the estimated residual value included, but were not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment was integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operated. Residual values were reviewed for impairment in accordance with our impairment review policy.

The residual value assumed, among other things, that the asset was utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace were disregarded and it was assumed that there was no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. The residual value was calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

For finance leases, we capitalized, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, less unearned income. Unearned income represented the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income was recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income was recognized on a straight-line basis over the lease term. Billed operating lease receivables were included in accounts receivable until collected or written off. We recorded a reserve if we deemed any receivable not collectible. The difference between the timing of the cash received and the income recognized on a straight-line basis was recognized as either deferred revenue or other assets, as appropriate. Initial direct costs were capitalized as a component of the cost of the equipment and depreciated over the lease term.

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

Credit Quality of Notes Receivable and Finance Leases and Credit Loss Reserve

Our Managing Trustee monitors the ongoing credit quality of our financing receivables by (i) reviewing and analyzing a borrower’s financial performance on a regular basis, including review of financial statements received on a monthly, quarterly or annual basis as prescribed in the loan or lease agreement, (ii) tracking the relevant credit metrics of each financing receivable and a borrower’s compliance with financial and non-financial covenants, (iii) monitoring a borrower’s payment history and public credit rating, if available, and (iv) assessing our exposure based on the current investment mix. As part of the monitoring process, our Managing Trustee may physically inspect the collateral or a borrower’s facility and meet with a borrower’s management to better understand such borrower’s financial performance and its future plans on an as-needed basis.

As our financing receivables, generally notes receivable and finance leases, are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Managing Trustee does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Managing Trustee then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

Financing receivables are generally placed on a non-accrual status when payments are more than 90 days past due. Additionally, our Managing Trustee periodically reviews the creditworthiness of companies with payments outstanding less than 90 days and based upon our Managing Trustee’s judgment, these accounts may be placed on a non-accrual status.

In accordance with the cost recovery method, payments received on non-accrual financing receivables are applied to principal if there is doubt regarding the ultimate collectability of principal. If collection of the principal of non-accrual

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

financing receivables is not in doubt, interest income is recognized on a cash basis. Financing receivables on non-accrual status may not be restored to accrual status until all delinquent payments have been received, and we believe recovery of the remaining unpaid receivable is probable.

When our Managing Trustee deems it is probable that we will not be able to collect all contractual principal and interest on a non-performing financing receivable, we perform an analysis to determine if a credit loss reserve is necessary. This analysis considers the estimated cash flows from the financing receivable, and/or the collateral value of the asset underlying the financing receivable when financing receivable repayment is collateral dependent. If it is determined that the impaired value of the non-performing financing receivable is less than the net carrying value, we will recognize a credit loss reserve or adjust the existing credit loss reserve with a corresponding charge to earnings. We then charge off a financing receivable in the period that it is deemed uncollectible by reducing the credit loss reserve and the balance of the financing receivable.

Initial Direct Costs

We capitalized initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Managing Trustee of up to 2.5% of the purchase price of the investment made in Capital Assets by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Assets over the amount of the investment, if any. The costs of each transaction were amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for finance leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that were not consummated were expensed in our consolidated statements of operations.

Income Taxes

Prior to the transfer of all the assets and liabilities of the Fund to the Liquidating Trust, we were taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes was recorded since the liability for such taxes was the responsibility of each of the individual shareholders rather than our business as a whole. Upon the transfer of all assets and liabilities of the Fund to the Liquidating Trust, we continue to be taxed as a partnership for federal and state income tax purposes and the Fund’s tax position and net operating loss carryforwards continue to be effective for the Liquidating Trust. We are potentially subject to New York City unincorporated business tax (“UBT”), which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. We use the asset and liability method of accounting for the UBT. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Our federal, state and local income tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the applicable taxing authorities. All penalties and interest, if any, associated with income taxes are included in general and administrative expense on our consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires our Managing Trustee to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of credit loss reserves and impairment losses. Actual results could differ from those estimates.

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

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

Other Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the recently released revenue recognition guidance. In July 2018, FASB issued ASU No. 2018-11, Leases (“ASU 2018-11”), which provides an additional transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors a practical expedient to not separate non-lease components from the associated lease component under certain circumstances. In December 2018, FASB issued ASU No. 2018-20, Leases (“ASU 2018-20”), which provides guidance and clarification with respect to lessor accounting associated with (i) certain taxes collected from lessees, (ii) certain lessor costs, and (iii) the recognition of variable payments for contracts with lease and non-lease components. The adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 becomes effective for us on January 1, 2019. Early adoption is permitted. As we no longer have any lease arrangements and since we are in our wind down period and not expecting to enter into any new leases in the future, the adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 will not have an effect on our consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-13 is not expected to have a material effect on our consolidated financial statements.

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

(3)   Net Investment in Notes Receivable

As of December 31, 2018, we had investment in notes receivable on non-accrual status of $2,535,000, of which $1,554,257 was reserved. See below for further details regarding our note receivable related to LSC. As of December 31, 2018, we had net investment in notes receivable of $514,363, of which $18,229 was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to CFL. As of December 31, 2017, we had no net investment in notes receivable on non-accrual status and no net investment in notes receivable that was past due 90 days or more and still accruing.

Net investment in notes receivable consisted of the following:

	December 31,
	2018	2017
	(unaudited)
Principal outstanding (1)	$3,054,200	$3,114,921
Deferred fees	(121,580)	(147,350)
Credit loss reserve (2)	(1,554,257)	—
Net investment in notes receivable (3)	$1,378,363	$2,967,571
(1) As of December 31, 2018, total principal outstanding related to our impaired loan was $2,535,000.
(2) As of December 31, 2018, we had a credit loss reserve of $1,652,350 related to LSC, of which $98,093 was reserved against the accrued interest receivable included in other assets and $1,554,257 was reserved against net investment in notes receivable.
(3) As of December 31, 2018, net investment in note receivable related to our impaired loan was $864,000.

On December 20, 2016, we, ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust (formerly, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.) (“Fund Fourteen”) and ICON ECI Fund Fifteen Liquidating Trust (formerly, ICON ECI Fund Fifteen, L.P.) (“Fund Fifteen”), each an entity also managed by our Managing Trustee, entered into a secured term loan credit facility agreement with CFL to provide a credit facility of up to $7,400,000, of which our commitment of $592,000 was funded on December 21, 2016. The loan bears interest at 8% per year and we are entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan is scheduled to mature on December 21, 2020. The loan is secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel. CFL and Industrial Maritime Carriers (Bermuda), Ltd. (“IMC”), the sub-charterer of the vessel, are in default of their respective obligations under the loan documents and the sub-charter, respectively, due to, among other things (i) CFL frequently incurred shortfalls on its quarterly payments to us under the loan agreement resulting in a past due balance of $45,160 as of December 31, 2018; (ii) CFL’s failure to ensure the payment of, and IMC’s failure to pay, all sub-charter payments related to the vessel directly into a designated earnings account; (iii) CFL’s failure to maintain a minimum liquidity amount in such designated earnings account; and (iv) CFL’s failure to satisfy its financial reporting requirements under the loan agreement. As a result, on October 5, 2018, we advised CFL that we were accelerating the repayment of all amounts payable under the loan and demanded that CFL and/or its guarantors immediately repay such amounts to us. CFL and its guarantors failed to make such payments. On October 22, 2018, we exercised our rights under the loan documents to assume CFL’s obligations under the sub-charter with IMC and appointed our designee to replace CFL as the owner of the vessel solely for purposes of the sub-charter. As a result, all sub-charter payments will be paid directly to us going forward to satisfy amounts payable under the loan. In January 2019, we further exercised our rights

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

under the loan documents and appointed our designee to replace a CFL affiliate to manage the day-to-day technical and operational activities of the vessel. Our Managing Trustee is currently working with IMC to collect all past due amounts under the sub-charter, which will be applied to all past due amounts payable under the loan. In the meantime, IMC has made its February 2019 and partial March 2019 sub-charter payments directly to us. Our Managing Trustee continues to evaluate additional remedies that are available to us in order to enforce our rights under the loan documents and the sub-charter, if necessary.

On December 30, 2016, we, Fund Fourteen and Fund Fifteen entered into a secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $2,600,000 was funded on such date. The loan bears interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 11% per year, and is for a period of four years maturing on December 30, 2020. The loan is secured by a second priority security interest in LSC’s accounts receivable and inventory and a first priority security interest in all of LSC’s other assets. On December 8, 2017, we, Fund Fourteen and Fund Fifteen amended the secured term loan agreement with LSC to, among other things, add, revise and/or waive LSC’s breach of certain financial covenants during the three months ended December 31, 2017 and to amend certain other terms. In connection with the amendment, we received our proportionate share of an amendment fee of $6,435.

LSC has been experiencing financial difficulties and has failed to make its quarterly in-arrears payments since July 1, 2018. As a result, principal and interest due from LSC are currently more than 90 days past due. During the three months ended September 30, 2018, LSC engaged a chief restructuring officer and we were working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights under the loan agreement as a result of LSC’s various defaults until no later than January 15, 2019, while we, LSC and each of its other stakeholders continued negotiating a restructuring plan. In light of these developments, our Managing Trustee placed the note receivable on non-accrual status and determined that there was doubt regarding the collectability of the note receivable. Our Managing Trustee assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Managing Trustee believed that we may potentially not be able to recover approximately $800,000 to $1,200,000 of the outstanding balance due from LSC as of September 30, 2018. During the three months ended September 30, 2018, we recorded a credit loss of $1,076,350 based on this assessment, which our Managing Trustee believed was the best estimate considering information that was then currently available.

In 2019, we, LSC and each of its other lenders amended the forbearance agreements on multiple occasions, with the most recent extending the forbearance period to June 4, 2019, while LSC and its advisers negotiate with a strategic buyer for a potential sale of all or substantially all of LSC’s assets or outstanding equity and to allow time for such potential buyer to perform its due diligence investigation of LSC. On February 15, 2019, we, Fund Fourteen and Fund Fifteen provided a “first-out” senior secured bridge loan in the aggregate amount of $500,000 to LSC, of which our commitment was $40,000, that (i) matures on the termination of the forbearance period without extension by all parties; and (ii) is secured by a first priority security interest in all of LSC’s assets. On the same date, LSC’s senior lender also provided a “first-out” senior secured bridge loan in the aggregate amount of $1,000,000 on the same terms and conditions as our bridge loan to LSC. In February 2019, LSC and the potential buyer signed a letter of intent for the purchase of all or substantially all of LSC’s assets or outstanding equity, subject to certain customary closing conditions, including satisfactory completion of the potential buyer’s due diligence investigation. On March 7, 2019, the potential buyer of LSC provided a “first-out” senior secured bridge loan in the amount of $3,000,000 to LSC that (a) matures on September 7, 2019, (b) shares priority in repayment with our and the senior lender’s bridge loans provided to LSC on February 15, 2019, and (c) is being used for working capital purposes by LSC while the potential buyer and LSC negotiate a sale transaction.

Our Managing Trustee reassessed the collectability of the impaired loan based on these new developments as well as updated appraised values of the collateral securing our loan and determined that we may potentially not be able to recover an additional $480,000 to $1,260,000 of the outstanding balance due from LSC. As a result, during the three months ended December 31, 2018, we recorded an additional credit loss of $576,000, which our Managing Trustee believed was the best estimate within this range considering information that was then currently available. We can provide no assurance that the potential sale of LSC will be completed, or if completed at a purchase price that will satisfy all amounts due from

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

LSC under our loan. Our Managing Trustee will adjust the credit loss reserve in future reporting periods based on new developments.

As of December 31, 2018 and 2017, our net investment in note receivable related to LSC was $864,000 and $2,421,407, respectively. During the years ended December 31, 2018 and 2017, we recognized finance income of $214,547 and $367,313, respectively, of which no amount was recognized on a cash basis.

Credit loss allowance activities for the year ended December 31, 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$—
Provisions (unaudited)	1,652,350
Write-offs, net of recoveries (unaudited)	—
Allowance for credit loss as of December 31, 2018 (unaudited)	$1,652,350

There was no allowance for credit loss at the beginning or at the end of the year ended December 31, 2017. There were no related activities during the year ended December 31, 2017.

(4)   Net Investment in Finance Lease

As of December 31, 2018 and 2017, we had no net investment in finance lease.

On September 4, 2014, a joint venture owned 52% by us, 33.5% by Fund Fourteen and 14.5% by ICON ECI Partners L.P. (“ECI Partners”), an entity also managed by our Managing Trustee, purchased certain land-based seismic testing equipment for $10,677,018. Simultaneously, the seismic testing equipment was leased to Geokinetics Inc., Geokinetics USA, Inc. and Geokinetics Acquisition Company (collectively, “Geokinetics”) for three years. On February 15, 2017, we purchased all of ECI Partners’ limited liability company interests in the joint venture for a purchase price of $501,794. As a result, the joint venture was owned 66.5% by us and 33.5% by Fund Fourteen.

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

(5)   Investment in Joint Ventures

 On March 4, 2014, a joint venture owned 10% by us, 60% by ICON Leasing Fund Twelve Liquidating Trust (formerly, ICON Leasing Fund Twelve, LLC), an entity also managed by our Managing Trustee, 15% by Fund Fourteen and 15% by Fund Fifteen purchased mining equipment from an affiliate of Blackhawk Mining, LLC (“Blackhawk”). Simultaneously, the mining equipment was leased to Blackhawk and its affiliates for four years. The aggregate purchase price for the mining equipment of $25,359,446 was funded by $17,859,446 in cash and $7,500,000 of non-recourse long-term debt. Our contribution to the joint venture was $1,795,597. On July 21, 2017, Blackhawk satisfied its remaining lease obligations by making a prepayment of $7,753,666. As a result, the joint venture recognized finance income of $353,373, of which our share was $35,337.

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

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

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

As part of our Managing Trustee’s and ABN AMRO Securities’ efforts to identify and execute the sale of certain of our shipping and offshore energy assets, a price indicator from a potential purchaser triggered an impairment assessment on our investment in this joint venture. As a result of such assessment, our Managing Trustee believed that the loss in value of this investment was other than a temporary decline and as a result, determined to record an impairment loss of $595,000 on our investment in joint venture related to Fugro during the year ended December 31, 2017.

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

On September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro for sales proceeds of $27,727,846. As a result, we recorded a gain on sale of investment in joint venture of $302,584 during the year ended December 31, 2018.

Information as to the results of operations of this joint venture is summarized as follows:

	Years Ended December 31,
	2018	2017
	(unaudited)
Revenue	$9,945,831	$13,994,174
Net income	$2,466,856	$2,561,757
Our share of net income	$246,686	$256,176

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

Debt financing costs were fully amortized upon expiration of the Facility on May 30, 2017. For the year ended December 31, 2017, we recognized interest expense of $3,603 related to the amortization of debt financing costs.

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

(7)   Transactions with Related Parties

We have entered into certain agreements with our Managing Trustee and CION Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid CION Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We were obligated to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. We commenced our wind down period on June 1, 2017. As a result, we were no longer obligated to pay distribution fees to CION Securities as of such date. No dealer-manager or distribution fees were paid on any Shares sold pursuant to the DRIP. During the year ended December 31, 2017, we paid previously accrued distribution fees of $1,018.

Our Managing Trustee also has a 1% interest in our profits, losses, distributions and liquidation proceeds. In addition, our Managing Trustee and its affiliates were reimbursed for a portion of the organization and offering expenses incurred in connection with our organization and offering of Shares and will be reimbursed for administrative expenses incurred in connection with our operations. The reimbursement of organization and offering expenses was capped at the lesser of 1.44% of the maximum primary offering amount of $241,000,000 and the actual costs and expenses incurred by our Managing Trustee and its affiliates. Through the end of our offering period, our Managing Trustee and its affiliates incurred organization and offering expenses of $1,759,237 on our behalf, of which our Managing Trustee and its affiliates determined only to seek reimbursement of $239,758.

 We paid our Managing Trustee (i) a management fee of up to 3.50% of the gross periodic payments due and paid from our investments and (ii) acquisition fees of up to 2.50% of the total purchase price (including indebtedness incurred or assumed therewith) of, or the value of the Capital Assets secured by or subject to, each of our investments. Effective July 1, 2016, our Managing Trustee reduced its management fee by 50% (up to 1.75% of the gross periodic payments due and paid from our investments). Effective December 1, 2017, our Managing Trustee waived all future management fees.

Administrative expense reimbursements are costs incurred by our Managing Trustee or its affiliates that are necessary to our operations. These costs include our Managing Trustee’s and its affiliates’ legal, accounting, investor relations and operations personnel, as well as professional fees and other costs that are charged to us. Excluded are salaries and related costs, office rent, travel expenses and other administrative costs incurred by individuals with a controlling interest in our Managing Trustee.

We paid distributions to our Managing Trustee of $45,454 and $25,854 for the years ended December 31, 2018 and 2017, respectively. Additionally, our Managing Trustee’s interest in the net loss attributable to us was $15,729 and $5,251 for the years ended December 31, 2018 and 2017, respectively.

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2018	2017
			(unaudited)
ICON Capital, LLC	Managing Trustee	Management fees (1)	$—	$58,793
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	424,696	523,972
			$424,696	$582,765
(1) Amount charged directly to operations.

At December 31, 2018 and 2017, we had a net payable of $89,072 and $64,397 due to our Managing Trustee and affiliates that primarily consisted of administrative expense reimbursements.

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

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

Assets for which Fair Value is Disclosed

Our fixed-rate note receivable, for which fair value is required to be disclosed, was valued using inputs that are generally unobservable and are supported by little or no market data and are therefore classified within Level 3. Under U.S. GAAP, we use projected cash flows for fair value measurements of these financial assets. Fair value information with respect to certain of our other assets and liabilities is not separately provided since the carrying value of financial assets and liabilities approximates fair value due to their short-term maturities and/or variable interest rates.

The estimated fair value of our fixed-rate note receivable was based on the discounted value of future cash flows related to the loan at inception, adjusted for changes in certain variables, including, but not limited to, credit quality, industry, financial markets and other recent comparables.

	December 31, 2018
	(unaudited)
	Carrying Value	Fair Value (Level 3)
Principal outstanding on fixed-rate note receivable	$519,200	$485,452

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

For the year ended December 31, 2018, we had two borrowers that accounted for 100% of our finance income. Our income from investment in joint ventures was primarily derived from our investment in one joint venture.

For the year ended December 31, 2017, we had one lessee and one borrower that accounted for 92.7% of our finance income. Our income from investment in joint ventures was primarily derived from our investment in two joint ventures.

As of December 31, 2018, we had two borrowers that accounted for 39.8% of total assets.

As of December 31, 2017, we had two borrowers that accounted for 30.9% of total assets. Additionally, we had one lessee through our joint venture investments that accounted for 22.2% of total assets.

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

(10) Income Taxes

We are taxed as a partnership for federal and state income tax purposes. Therefore, no provision for federal and state income taxes has been recorded since the liability for such taxes is the responsibility of each of the individual beneficial owners rather than our business as a whole. We are potentially subject to UBT, which is imposed on unincorporated trade or business operating in New York City. The UBT is imposed for each taxable year at a rate of 4% of taxable income allocated to New York City. We use the asset and liability method of accounting for the UBT. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

Deferred tax assets are comprised of the following:

	December 31,
	2018	2017
	(unaudited)
Deferred tax assets:
Net operating loss carryforwards	$35,675	$44,490
Unused credit loss deductions	32,087	—
Valuation allowance	(67,762)	(44,490)
Total net deferred tax assets	$—	$—

As of December 31, 2018, the net operating losses (i) generated during 2018 from UBT are limited to offset only 80% of taxable income each year with indefinite carryforward periods and (ii) generated before 2018 from UBT are permitted to carry forward for 20 years and are due to expire at various dates, but no later than 2038. The unused net operating losses generated before 2018 are not subject to the 80% limit of taxable income.

We did not have any material liabilities recorded related to uncertain tax positions nor did we have any unrecognized tax benefits as of the periods presented herein. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

(11)  Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2018
	(unaudited)
	North America	Vessels (a)	Total
Revenue and other income:
Finance income	$214,548	$57,492	$272,040
Income from investment in joint ventures	$235	$246,686	$246,921

	At December 31, 2018
	(unaudited)
	North America	Vessels (a)	Total
Long-lived assets:
Net investment in notes receivable	$864,000	$514,363	$1,378,363

ICON ECI Fund Sixteen Liquidating Trust
  (A Delaware Statutory Trust)
Notes to Consolidated Financial Statements
December 31, 2018 (unaudited)
and December 31, 2017

 (a) Vessels are generally free to trade worldwide.

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

(12) Commitments and Contingencies

At the time we acquire or divest of our interest in Capital Assets, we may, under very limited circumstances, agree to indemnify the seller or buyer for specific contingent liabilities. Our Managing Trustee believes that any liability of ours that may arise as a result of any such indemnification obligations may or may not have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

(13) Income Tax Reconciliation (unaudited)

At December 31, 2018 and 2017, beneficial owners’ equity included in the consolidated financial statements totaled $3,322,387 and $9,440,748, respectively. Beneficial owners’ equity for federal income tax purposes at December 31, 2018 and 2017 totaled $6,287,589 and $10,360,636, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in beneficial owners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in (i) taxable income or loss from joint ventures and gain or loss on sale of investment in joint ventures primarily due to differences in impairment loss, depreciation and amortization, (ii) nondeductible credit loss, and (iii) taxable income attributable to noncontrolling interests between financial reporting purposes and federal income tax reporting purposes.

The following table reconciles net loss attributable to us for financial statement reporting purposes to net income (loss) attributable to us for federal income tax purposes for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Net loss attributable to Fund Sixteen Liquidating Trust per financial statements	$(1,572,907)	$(525,117)
Taxable loss from joint ventures	(343,370)	(510,047)
Taxable gain on sale of investment in joint venture	660,568	—
Impairment loss	—	595,000
Credit loss	1,652,350	—
Taxable income attributable to noncontrolling interests	2,512	105,525
Other	72,784	20,493
Net income (loss) attributable to Fund Sixteen Liquidating Trust for federal income tax purposes	$471,937	$(314,146)

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

In designing and evaluating our Managing Trustee’s disclosure controls and procedures, our Managing Trustee recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our Managing Trustee’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our Managing Trustee’s Co-Chief Executive Officers and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Trustee’s internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON ECI Fund Sixteen Liquidating Trust
(Registrant)

By: ICON Capital, LLC
(Managing Trustee of the Registrant)

March 25, 2019

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

ICON ECI Fund Sixteen Liquidating Trust
(Registrant)
By: ICON Capital, LLC
(Managing Trustee of the Registrant)
March 25, 2019

By:	/s/ Michael A. Reisner
Michael A. Reisner
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

By:	/s/ Mark Gatto
Mark Gatto
Co-Chief Executive Officer, Co-President and Director
(Co-Principal Executive Officer)

By:	/s/ Christine H. Yap
Christine H. Yap
Managing Director
(Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to beneficial owners.