Form 10-K
period 2019-12-31
ICON ECI Fund Sixteen
filed 2020-03-16
CIK 1561679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	333-185144

ICON ECI Fund Sixteen Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	80-0860084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 Park Avenue, 36th Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding Class A and Class I beneficial interests of the registrant on March 13, 2020 is 17,189 and 410, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

*ICON ECI Fund Sixteen Liquidating Trust is the transferee of the assets and liabilities of ICON ECI Fund Sixteen and files reports under the Commission file number for ICON ECI Fund Sixteen, which filed a Form 15 on January 4, 2019 indicating its notice of termination of registration and filing requirements.

ICON ECI Fund Sixteen Liquidating Trust

Item 5. Market for Registrant’s Securities, Related Security Holder Matters and Issuer Purchases of Equity Securities

Overview

As of March 13, 2020
	Class A	Class I
Number of beneficial owners	355	6
Number of Interests	17,189	410

We, at our Managing Owner’s discretion, paid monthly distributions to each of our beneficial owners beginning the first month after each such beneficial owner was admitted to the Fund through December 31, 2016. During our wind down period, which commenced on June 1, 2017, we have paid and will continue to pay distributions in accordance with the terms of our Trust Agreement. We expect that distributions paid during our wind down period will vary, depending on the timing of the sale of our assets and/or the maturity of our investments, and our receipt of finance and other income from our investments. For the year ended December 31, 2019, there were no distributions paid to our Managing Owner, Class A additional beneficial owners or Class I beneficial owners. For the year ended December 31, 2018, we paid distributions to our Managing Owner, Class A additional beneficial owners and Class I beneficial owners of $45,454, $4,395,178 and $104,822, respectively.

Our Interests are not publicly traded and there is no established public trading market for our Interests. Given that it is unlikely that any such market will develop, our Interests are generally considered illiquid. Even if a beneficial owner is able to sell our Interests, the price received may be less than our estimated value (“Estimated Value”) per Interest indicated below.

Our Estimated Value per Interest as of December 31, 2019 (the “Valuation Date”) has been determined to be $151.81 per Class A Interest and $151.81 per Class I Interest. The Estimated Value per Class A Interest and the Estimated Value per Class I Interest are based upon the estimated fair value of our assets less the estimated fair value of our liabilities as of the Valuation Date, divided by the total number of our Class A Interests and Class I Interests outstanding as of the Valuation Date. To the extent an investment is owned by a joint venture, we only include our share of the assets and liabilities based on our ownership percentage in such joint venture.*The information used to generate the Estimated Value per Interest, including, but not limited to, market information, investment and asset-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date. This Estimated Value per Interest is provided to assist (i) plan fiduciaries in fulfilling their annual valuation obligations as required by The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and (ii) broker-dealers that participated in our offering of Shares in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority, Inc. (“FINRA”).

 The Estimated Value per Class A Interest and the Estimated Value per Class I Interest were calculated by our Managing Trustee primarily based on the fair value provided by Duff & Phelps, LLC (“Duff & Phelps”), a third-party independent valuation and consulting firm engaged by our Managing Trustee to provide material assistance related to the valuation of our remaining investment, as further described below. Duff & Phelps is a global valuation and corporate finance advisor with expertise in complex valuations.

Process and Methodology

Our Managing Trustee established the Estimated Value per Interest as of the Valuation Date primarily based on the fair value of our remaining investment provided by Duff & Phelps. In arriving at its fair value, Duff & Phelps utilized valuation methodologies that both our Managing Trustee and Duff & Phelps believe are standard and acceptable in the equipment financing industry for the type of asset held by us. The valuation was performed in accordance with standard industry practice and the provisions of NASD Rule 2340 and FINRA Rule 2310. The basis of the fair value provided by Duff & Phelps is in accordance with the definition of fair value in Accounting Standards Codification 820.

A summary of the methodology used by Duff & Phelps, as well as the assumptions and limitations of its work for us and of our determination of Estimated Value, are presented below.

* An investment described in this Item 5 may not be consolidated and presented on our consolidated balance sheet as of December 31, 2019, but rather included as part of investment in joint venture on our consolidated balance sheet as of December 31, 2019.

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

Valuation of Sales-Type Lease

The estimated fair value of our sales-type lease held by our joint venture at the Valuation Date was derived by applying the DCF method to projected cash flows that included all lease payments and the sales proceeds received subsequent to December 31, 2019 upon the lessee exercising its purchase option to acquire the vessel in 2020. Under the DCF method, the projected cash flows were discounted at the Valuation Date using discount rates reflecting the risks associated with the asset and the time value of money.

The discount rates used ranged from 13.49% to 16.49%.

Cash, Other Assets and Other Liabilities

Cash, other assets and other liabilities (collectively, “Other Net Assets”) include our interest in items of tangible or monetary value as of the Valuation Date. The fair values of Other Net Assets as of the Valuation Date were estimated by our Managing Trustee to approximate their carrying values because of their nature or short-term maturities.

Assumptions and Limitations

As with any valuation methodology, the methodologies used to determine our Estimated Value per Interest are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different estimates and assumptions could derive different estimated values. Our Estimated Value per Interest may also not represent the price that our Interests would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation, or the amount a beneficial owner would realize in a private sale of our Interests.

The Estimated Value per Interest calculated by our Managing Trustee is based on economic, market and other conditions and the information available to us and Duff & Phelps as of the Valuation Date. The Estimated Value per Interest is expected to fluctuate over time in response to future events, including, but not limited to, changes in market interest rates, changes in economic, market and regulatory conditions, the prospects of the asset sectors in general or in particular, or the special purpose vehicle in which the asset may be held, rental and growth rates, returns on competing investments, changes in administrative expenses and other costs, and the amount of distributions paid on our Interests. The Estimated Value per Interest may also change as a result of changes in the circumstances of the risks associated with the remaining investment.

There is no assurance that the methodologies used to calculate the Estimated Value per Interest would be acceptable to FINRA or in compliance with guidelines promulgated under ERISA with respect to their respective reporting requirements.

Our Managing Trustee is ultimately and solely responsible for the establishment of our Estimated Value per Interest. In arriving at its determination of the Estimated Value per Interest, our Managing Trustee considered all information provided in light of its own familiarity with our assets and liabilities and the estimated fair value recommended by Duff & Phelps.

To the extent we cannot fully liquidate the Trust and distribute remaining cash proceeds from liquidation to our beneficial owners by March 31, 2021, our next Estimated Value per Interest will be based upon our assets and liabilities as of December 31, 2020 and such value will be included in our Annual Report on Form 10-K for the year ending December 31, 2020. We intend to publish an updated Estimated Value per Class A Interest and Estimated Value per Class I Interest annually in our subsequent Annual Reports on Form 10-K to the extent they are required to be filed with the Securities and Exchange Commission.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Balance Sheets

(unaudited)

	December 31,
	2019	2018
Assets
Cash	$2,918,918	$2,054,310
Net investment in notes receivable	-	1,378,363
Investment in joint venture	501,670	-
Other assets	-	27,706
Total assets	$3,420,588	$3,460,379

Liabilities and Equity
Liabilities:
Due to Managing Trustee and affiliates, net	$721,167	$89,072
Accrued expenses and other liabilities	27,492	48,920
Total liabilities	748,659	137,992

Commitments and contingencies (Note 10)

Equity:
Beneficial owners' equity:
Class A	2,603,523	3,238,979
Class I	68,406	83,408
Total beneficial owners' equity	2,671,929	3,322,387
Total liabilities and equity	$3,420,588	$3,460,379

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Operations

(unaudited)

	Years Ended December 31,
	2019	2018
Revenue and other income:
Finance income	$27,233	$272,040
Income from investment in joint ventures	8,514	246,921
Gain on sale of investment in joint venture	-	302,584
Other income	5,401	5,485
Total revenue and other income	41,148	827,030

Expenses:
Administrative expense reimbursements	276,346	424,696
General and administrative	326,477	320,382
Credit loss	88,783	1,652,350
Total expenses	691,606	2,397,428
Net loss	(650,458)	(1,570,398)
Less: net income attributable to noncontrolling interests	-	2,509
Net loss attributable to Fund Sixteen Liquidating Trust	$(650,458)	$(1,572,907)

Net loss attributable to Fund Sixteen Liquidating Trust allocable to:
Additional Class A beneficial owners and Class I beneficial owners	$(643,953)	$(1,557,178)
Managing Trustee	(6,505)	(15,729)
	$(650,458)	$(1,572,907)

Additional Class A beneficial interests:
Net loss attributable to Fund Sixteen Liquidating Trust allocable to additional Class A beneficial owners	$(628,951)	$(1,520,903)
Weighted average number of additional Class A beneficial interests outstanding	17,189	17,189
Net loss attributable to Fund Sixteen Liquidating Trust per weighted average additional Class A beneficial interest	$(36.59)	$(88.48)

Class I beneficial interests:
Net loss attributable to Fund Sixteen Liquidating Trust allocable to Class I beneficial owners	$(15,002)	$(36,275)
Weighted average number of Class I beneficial interests outstanding	410	410
Net loss attributable to Fund Sixteen Liquidating Trust per weighted average Class I beneficial interest	$(36.59)	$(88.48)

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Changes in Equity

(unaudited)

	Class A						Class I
	Managing Trustee		Additional Beneficial Owners		Total Class A		Beneficial Owners			Total
	Interests	Amount	Interests	Amount	Interests	Amount	Interests	Amount	Noncontrolling Interests	Interests	Amount
Balance, December 31, 2017	0.001	$(65,694)	17,189	$9,281,937	17,189	$9,216,243	410	$224,505	$919	17,599	$9,441,667
Net (loss) income	-	(15,729)	-	(1,520,903)	-	(1,536,632)	-	(36,275)	2,509	-	(1,570,398)
Distributions	-	(45,454)	-	(4,395,178)	-	(4,440,632)	-	(104,822)	(3,428)	-	(4,548,882)
Balance, December 31, 2018	0.001	(126,877)	17,189	3,365,856	17,189	3,238,979	410	83,408	-	17,599	3,322,387
Net loss	-	(6,505)	-	(628,951)	-	(635,456)	-	(15,002)	-	-	(650,458)
Balance, December 31, 2019	0.001	$(133,382)	17,189	$2,736,905	17,189	$2,603,523	410	$68,406	$-	17,599	$2,671,929

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Consolidated Statements of Cash Flows

(unaudited)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(650,458)	$(1,570,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance income	(27,233)	(25,770)
Income from investment in joint ventures	(8,514)	(246,921)
Gain on sale of investment in joint venture	-	(302,584)
Credit loss, net	88,783	1,652,350
Changes in operating assets and liabilities:
Other assets	8,946	(70,261)
Due to Managing Trustee and affiliates, net	632,095	24,675
Accrued expenses and other liabilities	(21,428)	(39,831)
Distributions from joint ventures	8,514	-
Net cash provided by (used in) operating activities	30,705	(578,740)
Cash flows from investing activities:
Proceeds from sale of investment in joint venture	-	2,680,381
Investment in notes receivable	(40,000)	-
Principal received on notes receivable	815,217	60,721
Distributions received from joint ventures in excess of profits	58,686	4,215
Net cash provided by investing activities	833,903	2,745,317
Cash flows from financing activities:
Distributions to noncontrolling interests	-	(3,428)
Distributions to beneficial owners	-	(4,545,454)
Net cash used in financing activities	-	(4,548,882)
Net increase (decrease) in cash	864,608	(2,382,305)
Cash, beginning of year	2,054,310	4,436,615
Cash, end of year	$2,918,918	$2,054,310

Supplemental disclosure of non-cash investing and financing activities:
Contribution of net investment in note and related interest receivables for interest in a joint venture	$560,356	$-

See accompanying notes to consolidated financial statements.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

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

The Liquidating Trust is governed by a Liquidating Trust Agreement (the “Liquidating Trust Agreement,” and together with the Fund Trust Agreement, the “Trust Agreement”) that appointed our Investment Manager as the managing trustee of the Liquidating Trust (the “Managing Trustee”). The terms “Investment Manager” and “Managing Trustee” are interchangeable, as the context so requires, when used in the consolidated financial statements. Prior to the transfer of the assets and liabilities of the Fund to the Liquidating Trust, the Fund’s assets included a secured term loan to CFL Momentum Beheer B.V. and C.V. CFL Momentum (collectively, “CFL”) and a secured term loan to Lubricating Specialties Company (“LSC”). These investments, as well as all other assets and liabilities of the Fund, were transferred to the Liquidating Trust from the Fund on December 31, 2018 in order to reduce expenses and to maximize potential distributions to beneficial owners of the Liquidating Trust. On December 31, 2018, all Shares (as defined below) were exchanged for an equal number of Class A and/or Class I beneficial interests (collectively, the “Interests”) in the Liquidating Trust, as applicable. As of December 31, 2019, the Liquidating Trust’s sole remaining portfolio investment was an investment in a sales-type lease between a joint venture owned 8% by us and FWN Momentum B.V. (“FWN”) (see Note 4).

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

As of November 12, 2013 (the “Initial Closing Date”), we raised a minimum of $1,200,000 from the sale of our Shares, at which time shareholders were admitted and we commenced operations. As of June 13, 2014, we raised the $12,500,000 minimum offering amount for the Commonwealth of Pennsylvania. Subsequent to the Initial Closing Date, we returned the initial capital contribution of $1,000 to CION Investment Group, LLC. From the commencement of our offering on July 1, 2013 through December 31, 2014, we sold 17,189 Class A shares to 351 Class A shareholders and 410 Class I shares to six Class I shareholders, of which 404 Class A shares and 12 Class I shares were issued pursuant to the DRIP, representing an aggregate of $17,469,610 of capital contributions. From the Initial Closing Date through December 31, 2014, we incurred sales commissions to third parties of $1,198,531 and dealer-manager and distribution fees of $347,547 to CION Securities, LLC, the dealer-manager of our offering and an affiliate of our Managing Trustee (“CION Securities”). In addition, organization costs of $8,418 and offering expenses of $161,422 were incurred by us during such period. Organization costs were expensed when incurred and offering expenses were recorded as a reduction of shareholders’ equity.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

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

In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pertaining to transactions among entities under common control, the financial condition and results of operations of the Fund are presented as those of the Liquidating Trust retroactively to the beginning of the earliest period presented.

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

We account for our noncontrolling interests in joint ventures where we have influence over financial and operational matters, generally 50% or less ownership interest, under the equity method of accounting. In such cases, our original investments are recorded at cost and adjusted for our share of earnings, losses and distributions. Distributions received from equity method investees are accounted for under the cumulative earnings approach on our consolidated statements of cash flows. We account for investments in joint ventures where we have virtually no influence over financial and operational matters using the cost method of accounting. In such cases, our original investments are recorded at cost and any distributions received are recorded as revenue. All of our investments in joint ventures are subject to our impairment review policy.

We report noncontrolling interests as a separate component of consolidated equity and net income or loss attributable to noncontrolling interests is included in consolidated net income or loss. The attribution of net income or loss between controlling and noncontrolling interests is disclosed on our accompanying consolidated statements of operations.

Net income or loss attributable to us per weighted average additional Class A Interest and Class I Interest outstanding is based upon the weighted average number of additional Class A Interests and Class I Interests outstanding during the year.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

Our cash is held at one financial institution and at times may exceed insured limits. We have placed these funds in a high quality institution in order to minimize risk relating to exceeding insured limits.

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

December 31, 2019

(unaudited)

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

The events or changes in circumstances that generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying asset is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Managing Trustee’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a sales-type lease, a direct financing lease or an operating lease, based upon the terms of each lease. The estimated residual value is a critical component of a lease and can directly influence the determination of lease classification.

Our Managing Trustee has an investment committee that approves each new equipment lease and other financing transaction. As part of its process, the investment committee determines the estimated residual value, if any, to be used once the investment has been approved. The factors considered in determining the estimated residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our impairment review policy.

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

ICON ECI Fund Sixteen Liquidating Trust

  (A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

For sales-type and direct financing leases, we capitalize, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease to the extent fair value of the underlying asset equals its carrying value, less unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method. Under a sales-type lease, selling profit, if any, arising from the lease is recognized at inception, while under a direct financing lease, selling profit, if any, is deferred and included in net investment in direct financing leases.

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

Notes Receivable and Revenue Recognition

Notes receivable were reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We used the effective interest rate method to recognize finance income, which produced a constant periodic rate of return on the investment. Unearned income, discounts and premiums were amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal was recorded separately from the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees were recorded as part of finance income in our consolidated statements of operations. Our notes receivable could have contained a paid-in-kind (“PIK”) interest provision. Any PIK interest, if deemed collectible, was added to the principal balance of the note receivable and was recorded as income.

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

As our financing receivables, generally notes receivable and sales-type and direct financing leases, are limited in number, our Managing Trustee is able to estimate the credit loss reserve based on a detailed analysis of each financing receivable as opposed to using portfolio-based metrics. Our Managing Trustee does not use a system of assigning internal risk ratings to each of our financing receivables. Rather, each financing receivable is analyzed quarterly and categorized as either performing or non-performing based on certain factors including, but not limited to, financial results, satisfying scheduled payments and compliance with financial covenants. A financing receivable is usually categorized as non-performing only when a borrower experiences financial difficulties and has failed to make scheduled payments. Our Managing Trustee then analyzes whether the financing receivable should be placed on a non-accrual status, a credit loss reserve should be established or the financing receivable should be restructured. As part of the assessment, updated collateral value is usually considered and such collateral value can be based on a third-party industry expert appraisal or, depending on the type of collateral and accessibility to relevant published guides or market sales data, internally derived fair value. Material events would be specifically disclosed in the discussion of each financing receivable held.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

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

Initial Direct Costs

We capitalized initial direct costs, including acquisition fees, associated with the origination and funding of leased assets and other financing transactions. We paid acquisition fees through the end of our operating period to our Managing Trustee of up to 2.5% of the purchase price of the investment made in Capital Assets by or on our behalf, including, but not limited to, the cash paid, indebtedness incurred or assumed, and the excess of the collateral value of the Capital Assets over the amount of the investment, if any. The costs of each transaction were amortized over the transaction term using the straight-line method for operating leases and the effective interest rate method for sales-type and direct financing leases and notes receivable in our consolidated statements of operations. Costs related to leases or other financing transactions that were not consummated were expensed in our consolidated statements of operations.

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

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to recognize assets and liabilities for leases with lease terms greater than twelve months on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 implements changes to lessor accounting focused on conforming with certain changes made to lessee accounting and the previously released revenue recognition guidance. In July 2018, FASB issued ASU No. 2018-11, Leases (“ASU 2018-11”), which provides an additional transition method by allowing companies to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, ASU 2018-11 provides lessors a practical expedient to not separate non-lease components from the associated lease component under certain circumstances. In December 2018, FASB issued ASU No. 2018-20, Leases (“ASU 2018-20”), which provides guidance and clarification with respect to lessor accounting associated with (i) certain taxes collected from lessees, (ii) certain lessor costs, and (iii) the recognition of variable payments for contracts with lease and non-lease components. We adopted ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019 using the modified retrospective method, in which we applied the transition provisions at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented. Since we no longer had any lease arrangements as of January 1, 2019, the adoption of these lease standards did not result in a cumulative effect adjustment recognized in the opening balance of retained earnings as of January 1, 2019.

Other Recent Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which modifies the measurement of credit losses by eliminating the probable initial recognition threshold set forth in current guidance, and instead reflects an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity will apply the amendments within ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 becomes effective for us on January 1, 2023 (see below), including interim periods within that reporting period. Early adoption is permitted. The adoption of ASU 2016-13 is not expected to have a material effect on our consolidated financial statements.

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The adoption of ASU 2018-13 becomes effective for us on January 1, 2020, including interim periods within that reporting period. Early adoption is permitted. Since ASU 2018-13 only modifies disclosure requirements, this guidance is not expected to have a material effect on our consolidated financial statements.

In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the effective dates of three major accounting standards for certain companies. Since we are a smaller reporting company, the adoption date of ASU 2016-13 has been deferred to January 1, 2023. ASU 2019-10 had no impact on our adoption date of ASU 2016-02, ASU 2018-11 and ASU 2018-20, each of which we adopted on January 1, 2019.

(3)   Net Investment in Notes Receivable

As of December 31, 2019, we had no net investment in notes receivable. As of December 31, 2018, we had investment in notes receivable on non-accrual status of $2,535,000, of which $1,554,257 was reserved. See below for further details regarding our note receivable related to LSC. As of December 31, 2018, we had net investment in notes receivable of $514,363, of which $18,229 was past due 90 days or more and still accruing. See below for further details regarding our note receivable related to CFL.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

Net investment in notes receivable consisted of the following:

December 31, 2018
Principal outstanding (1)	$3,054,200
Deferred fees	(121,580)
Credit loss reserve (2)	(1,554,257)
Net investment in notes receivable (3)	$1,378,363

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

CFL

On December 20, 2016, we, ICON Equipment and Corporate Infrastructure Fund Fourteen Liquidating Trust (formerly, ICON Equipment and Corporate Infrastructure Fund Fourteen, L.P.) (“Fund Fourteen”) and ICON ECI Fund Fifteen Liquidating Trust (formerly, ICON ECI Fund Fifteen, L.P.) (“Fund Fifteen”), each an entity also managed by our Managing Trustee, entered into a secured term loan credit facility agreement with CFL to provide a credit facility of up to $7,400,000, of which our commitment of $592,000 was funded on December 21, 2016. The loan bore interest at 8% per year and we were entitled to an equity participation fee based partly on the fair market value of the vessel upon repayment of the loan. The loan was scheduled to mature on December 21, 2020 and was secured by, among other things, a first priority security interest in and earnings from a motor cargo vessel. CFL and Industrial Maritime Carriers (Bermuda), Ltd. (“IMC”), the sub-charterer of the vessel, were in default of their respective obligations under the loan documents and the sub-charter, respectively, due to, among other things (i) CFL frequently incurred shortfalls on its quarterly payments to us under the loan agreement; (ii) CFL’s failure to ensure the payment of, and IMC’s failure to pay, all sub-charter payments related to the vessel directly into a designated earnings account; (iii) CFL’s failure to maintain a minimum liquidity amount in such designated earnings account; and (iv) CFL’s failure to satisfy its financial reporting requirements under the loan agreement. As a result, on October 5, 2018, we advised CFL that we were accelerating the repayment of all amounts payable under the loan and demanded that CFL and/or its guarantors immediately repay such amounts to us. CFL and its guarantors failed to make such payments. On October 22, 2018, we exercised our rights under the loan documents to assume CFL’s obligations under the sub-charter with IMC and appointed our designee to replace CFL as the owner of the vessel solely for purposes of the sub-charter. As a result, sub-charter payments were paid directly to us by IMC during late February to early April of 2019 to partially satisfy amounts payable under the loan.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

In January 2019, we further exercised our rights under the loan documents and appointed our designee to replace a CFL affiliate to manage the day-to-day technical and operational activities of the vessel. In April 2019, we exercised our security rights under the loan documents and arrested the motor cargo vessel after filing a complaint with, and receiving an order of arrest and seizure from, the United States District Court for the Southern District of Texas (the “Court”). Shortly thereafter, we filed with the Court a motion for judicial sale of the vessel in order for us to ultimately sell the vessel and allocate the sale proceeds to repay all or a portion of the outstanding amounts owed by CFL under the loan. On May 30, 2019, after the Court rejected all of CFL’s arguments made and motions filed in CFL’s attempt to prevent the sale of the vessel, the Court ordered that the sale take place at a public auction conducted by the U.S. Marshal on June 25, 2019. At the public auction, we submitted the minimum bid on the vessel based on credit (a non-cash bid based on our standing as a creditor of CFL with claims against the vessel). No other party that attended the auction submitted a bid and therefore, we won the auction and ownership of the vessel. On July 10, 2019, the Court rejected additional opposition by CFL and issued an order confirming the June 25, 2019 judicial sale of the vessel to us and ordered the U.S. Marshal to issue a bill of sale reflecting the ownership change. On July 11, 2019, the U.S. Marshal issued a bill of sale reflecting the owner of the vessel as ICON Momentum, LLC (“ICON Momentum”), a newly-formed joint venture owned 8% by us, 75% by Fund Fifteen and 17% by Fund Fourteen. The credit bid at the public auction, and the judicial sale of the vessel to ICON Momentum, were all non-cash in nature. As a result, in substance, we received our proportionate share of ownership in the vessel through ICON Momentum based on our proportionate share of the credit facility that was funded to CFL in December 2016, with the goal of ultimately selling the vessel and allocating the sale proceeds to repay all or a portion of the outstanding amounts owed by CFL under the loan. We did not recognize any gain or loss as part of these transactions. As of July 11, 2019, the net investment in note and interest receivables due from CFL was $560,356, which our Managing Trustee deemed to be collectible through the bareboat charter that ICON Momentum entered into, as further described below. We reserve the right to seek further recovery from CFL to the extent the cash proceeds generated from the vessel were less than the outstanding amounts owed by CFL under the loan, as well as any vessel operating expenses and other costs we have incurred on behalf of CFL or incurred as a result of exercising our rights against CFL and the vessel.

In order to commence generating cash proceeds from the vessel, ICON Momentum subsequently entered into a six-month bareboat charter with FWN and ultimately sold the vessel to FWN (see Note 4).

LSC

On December 30, 2016, we, Fund Fourteen and Fund Fifteen entered into a secured term loan agreement with LSC to provide a loan in the aggregate amount of $32,500,000, of which our commitment of $2,600,000 was funded on such date. The loan bore interest at the London Interbank Offered Rate (“LIBOR”), subject to a 1% floor, plus 11% per year, and was for a period of four years maturing on December 30, 2020. The loan was secured by a second priority security interest in LSC’s accounts receivable and inventory and a first priority security interest in all of LSC’s other assets.

LSC was experiencing financial difficulties and had failed to make its quarterly in-arrears payments since July 1, 2018. During the three months ended September 30, 2018, LSC engaged a chief restructuring officer and we were working with LSC and its stakeholders to assess LSC’s financial condition for purposes of formulating a restructuring plan. As part of these discussions, on October 19, 2018, we, LSC and each of its other lenders entered into forbearance agreements under which we agreed to forbear from exercising our rights under the loan agreement as a result of LSC’s various defaults until no later than January 15, 2019, while we, LSC and each of its other stakeholders continued negotiating a restructuring plan. In light of these developments, our Managing Trustee placed the note receivable on non-accrual status and determined that there was doubt regarding the collectability of the note receivable. Our Managing Trustee assessed the collectability of the note receivable by using a weighted-average of the concluded values from a market approach and an income approach utilizing (i) an enterprise value derived from adjusted EBITDA multiples of certain comparable public companies and of certain targeted/acquired companies and (ii) the value derived from discounted cash flows using company-specific projections and discount rates for companies of similar size and/or risk profiles. Based on such assessment, our Managing Trustee believed that we could potentially not be able to recover approximately $800,000 to $1,200,000 of the outstanding balance due from LSC as of September 30, 2018. During the three months ended September 30, 2018, we recorded a credit loss of $1,076,350 based on this assessment, which our Managing Trustee believed was the best estimate considering information that was then currently available.

In 2019, we, LSC and each of its other lenders amended the forbearance agreements on multiple occasions, with the last amendment extending the forbearance period to June 4, 2019, while LSC and its advisers negotiated with a strategic buyer for the sale of all or substantially all of LSC’s assets or outstanding equity and to allow time for such buyer to perform its due diligence investigation of LSC. On February 15, 2019, we, Fund Fourteen and Fund Fifteen provided a “first-out” senior secured bridge loan in the aggregate amount of $500,000 to LSC, of which our commitment was $40,000, that (i) was scheduled to mature on the termination of the forbearance period without extension by all parties; and (ii) was secured by a first priority security interest in all of LSC’s assets. On the same date, LSC’s senior lender also provided a “first-out” senior secured bridge loan in the aggregate amount of $1,000,000 on the same terms and conditions as our bridge loan to LSC. In February 2019, LSC and the buyer signed a letter of intent for the purchase of all or substantially all of LSC’s assets or outstanding equity, subject to certain customary closing conditions, including satisfactory completion of the buyer’s due diligence investigation. On March 7, 2019, the buyer of LSC provided a “first-out” senior secured bridge loan in the amount of $3,000,000 to LSC for its working capital purposes while sale negotiations were ongoing that (a) was scheduled to mature on September 7, 2019 and (b) shared priority in repayment with our and the senior lender’s bridge loans provided to LSC on February 15, 2019.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

Our Managing Trustee reassessed the collectability of the impaired loan based on these developments as well as updated appraised values of the collateral securing our loan and determined that we could potentially not be able to recover an additional $480,000 to $1,260,000 of the outstanding balance due from LSC. As a result, during the three months ended December 31, 2018, we recorded an additional credit loss of $576,000, which our Managing Trustee believed was the best estimate within this range considering information that was then currently available.

On May 28, 2019, the buyer completed the purchase of substantially all of the assets of LSC and a portion of the sales proceeds was used by LSC to repay the note receivable, of which we received $815,217. As a result of this repayment, an additional loss of $88,783 was recorded during the year ended December 31, 2019. In addition, we wrote off an aggregate credit loss reserve previously recognized of $1,652,350 and the same corresponding balance related to the note and interest receivables during the year ended December 31, 2019.

As of December 31, 2018, our net investment in note receivable related to LSC was $864,000. During the year ended December 31, 2019, we did not recognize any finance income. During the year ended December 31, 2018, we recognized finance income of $214,547, of which no amount was recognized on a cash basis.

Credit loss allowance activities for the years ended December 31, 2019 and 2018 were as follows:

Credit Loss Allowance
Allowance for credit loss as of December 31, 2017	$-
Provisions	1,652,350
Write-offs, net of recoveries	-
Allowance for credit loss as of December 31, 2018	$1,652,350
Provisions	-
Write-offs, net of recoveries	(1,652,350)
Allowance for credit loss as of December 31, 2019	$-

(4)   Investment in Joint Ventures

Geotechnical Drilling Vessels

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

December 31, 2019

(unaudited)

On September 7, 2018, an unaffiliated third-party purchased 100% of the limited liability company interests of ICON Fugro for net sales proceeds of $27,727,846. As a result, we recorded a gain on sale of investment in joint venture of $302,584 during the year ended December 31, 2018.

Information as to the results of operations of this joint venture is summarized as follows:

Year Ended December 31, 2018
Revenue	$9,945,831
Net income	$2,466,856
Our share of net income	$246,686

Motor Cargo Vessel

As a result of (i) the continuous defaults of the secured term loan credit facility and related transaction documents by CFL; (ii) our arrest and seizure of the motor cargo vessel in April 2019; (iii) the judicial sale of the vessel in June 2019 by way of public auction; and (iv) the Court’s confirmation of such judicial sale in July 2019, the U.S. Marshal issued a bill of sale on July 11, 2019 reflecting ICON Momentum, a joint venture owned 8% by us, as the owner of the vessel (see Note 3). In order to commence generating cash proceeds from the vessel, in July 2019, ICON Momentum entered into a six-month bareboat charter with FWN that (a) became effective on October 10, 2019; (b) provided for the monthly drawdown of charter hire deposited by FWN with ICON Momentum; and (c) granted FWN options to purchase the vessel during the charter period. ICON Momentum accounted for the charter as a sales-type lease and the joint venture recognized a selling profit of $208,227 on the commencement of the charter, of which our portion was $16,658. On February 10, 2020, FWN exercised its option to purchase the vessel pursuant to the terms of the bareboat charter for a purchase price of $6,722,000, of which our portion was $537,760. No gain or loss was recognized by the joint venture from this sale transaction.

Information as to the results of operations of this joint venture is summarized as follows:

Year Ended December 31, 2019
Revenue	$322,522
Net income	$106,414
Our share of net income	$8,514

(5)   Transactions with Related Parties

We entered into certain agreements with our Managing Trustee and CION Securities whereby we paid or pay certain fees and reimbursements to these parties. We paid CION Securities (i) a dealer-manager fee for Class A shares sold in the offering equal to 2% of gross offering proceeds from sales of such Class A shares for managing the offering and to reimburse the dealer-manager for wholesaling fees and expenses and (ii) a distribution fee equal to 0.55% of gross offering proceeds from Class I shares sold in the offering for managing the distribution of the Class I shares. We were obligated to pay the distribution fee with respect to the Class I shares sold in the offering until the earlier to occur of: (i) total distribution fees paid with respect to the Class I shares following the completion of the offering equaling 10% of the gross proceeds received with respect to the issuance of such shares from the primary portion of the offering or (ii) our entry into our wind down period. We commenced our wind down period on June 1, 2017. As a result, we were no longer obligated to pay distribution fees to CION Securities as of such date. No dealer-manager or distribution fees were paid on any Shares sold pursuant to the DRIP.

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

December 31, 2019

(unaudited)

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

We paid distributions to our Managing Trustee of $0 and $45,454 for the years ended December 31, 2019 and 2018, respectively. Additionally, our Managing Trustee’s interest in the net loss attributable to us was $6,505 and $15,729 for the years ended December 31, 2019 and 2018, respectively.

Fees and other expenses incurred by us to our Managing Trustee or its affiliates were as follows:

			Years Ended December 31,
Entity	Capacity	Description	2019	2018
ICON Capital, LLC	Managing Trustee	Administrative expense reimbursements (1)	$276,346	$424,696
(1) Amount charged directly to operations.

At December 31, 2019 and 2018, we had a net payable of $721,167 and $89,072, respectively, due to our Managing Trustee and affiliates. At December 31, 2019, the payable primarily consisted of $629,985 due to Fund Fifteen related to a joint venture distribution. At December 31, 2018, the payable primarily consisted of administrative expense reimbursements.

(6)   Fair Value Measurements

During the years ended and as of December 31, 2019 and 2018, we did not have any assets or liabilities measured at fair value on both recurring or nonrecurring basis. Fair value information with respect to certain of our other assets and liabilities is not separately provided since the carrying value of financial assets and liabilities approximates fair value due to their short-term maturities.

(7)   Concentrations of Risks

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

For the year ended December 31, 2019, we had one borrower that accounted for 100% of our finance income. Our income from investment in joint ventures was derived from our investment in one joint venture.

For the year ended December 31, 2018, we had two borrowers that accounted for 100% of our finance income. Our income from investment in joint ventures was primarily derived from our investment in one joint venture.

As of December 31, 2019, we had one lessee through our joint venture investment that accounted for 14.7% of total assets.

As of December 31, 2018, we had two borrowers that accounted for 39.8% of total assets.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

(8)  Income Taxes

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

Deferred tax assets are comprised of the following:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$137,988	$35,675
Unused credit loss deductions	-	32,087
Valuation allowance	(137,988)	(67,762)
Total net deferred tax assets	$-	$-

Net operating losses generated during 2018 and onwards from UBT are available to offset only 80% of taxable income each year with indefinite carryforward periods. Net operating losses generated before 2018 from UBT are permitted to carry forward for 20 years and are due to expire at various dates, but no later than 2038. The unused net operating losses generated before 2018 are not subject to the 80% limitation of taxable income.

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

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019

(unaudited)

(9)  Geographic Information

Geographic information for revenue, long-lived assets and other assets deemed relatively illiquid, based on the country of origin, was as follows:

	Year Ended December 31, 2019
	North America	Vessels (a)	Total
Revenue and other income:
Finance income	$-	$27,233	$27,233
Income from investment in joint ventures	$-	$8,514	$8,514

	At December 31, 2019
	North America	Vessels (a)	Total
Long-lived assets:
Investment in joint venture	$-	$501,670	$501,670
(a) Vessels are generally free to trade worldwide

	Year Ended December 31, 2018
	North America	Vessels (a)	Total
Revenue and other income:
Finance income	$214,548	$57,492	$272,040
Income from investment in joint ventures	$235	$246,686	$246,921

	At December 31, 2018
	North America	Vessels (a)	Total
Long-lived assets:
Net investment in notes receivable	$864,000	$514,363	$1,378,363
(a) Vessels are generally free to trade worldwide

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

(11) Income Tax Reconciliation

At December 31, 2019 and 2018, beneficial owners’ equity included in the consolidated financial statements totaled $2,671,929 and $3,322,387, respectively. Beneficial owners’ equity for federal income tax purposes at December 31, 2019 and 2018 totaled $3,739,075 and $6,287,589, respectively. The difference arises primarily from sales and offering expenses reported as a reduction in beneficial owners’ capital accounts for financial reporting purposes, but not for federal income tax reporting purposes, and differences in (i) taxable income or loss from joint ventures primarily due to differences in impairment loss, depreciation and amortization, and (ii) deductibility of credit loss between financial reporting purposes and federal income tax reporting purposes.

ICON ECI Fund Sixteen Liquidating Trust

(A Delaware Statutory Trust)

Notes to Consolidated Financial Statements

December 31, 2019
(unaudited)

The following table reconciles net loss attributable to us for financial statement reporting purposes to net (loss) income attributable to us for federal income tax purposes for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Net loss attributable to Fund Sixteen Liquidating Trust per financial statements	$(650,458)	$(1,572,907)
Taxable income (loss) from joint ventures	1,933	(343,370)
Taxable gain on sale of investment in joint venture	-	660,568
Credit loss	(1,769,092)	1,652,350
Taxable income attributable to noncontrolling interests	-	2,512
Other	(130,861)	72,784
Net (loss) income attributable to Fund Sixteen Liquidating Trust for federal income tax purposes	$(2,548,478)	$471,937

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2019, our Managing Trustee carried out an evaluation, under the supervision and with the participation of the management of our Managing Trustee, including its Co-Chief Executive Officers and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our Managing Trustee’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Co-Chief Executive Officers and the Principal Financial and Accounting Officer concluded that our Managing Trustee’s disclosure controls and procedures were effective.

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

Our Managing Trustee assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework” as issued in 2013.

Based on its assessment, our Managing Trustee believes that, as of December 31, 2019, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no changes in our Managing Trustee’s internal control over financial reporting during the year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON ECI Fund Sixteen Liquidating Trust

(Registrant)

By: ICON Capital, LLC

(Managing Trustee of the Registrant)

March 16, 2020

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

March 16, 2020

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